Form 10-Q
period 1997-03-31
CTG RESOURCES INC
filed 1997-05-02
CIK 1026869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   March 31, 1997
                                  ---------------------
                                        OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period  from                       to

                                    --------------------    -------------------

   Commission file number  1-12859
                          -----------------------------------------------------

                               CTG RESOURCES, INC.
   ----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


               Connecticut                                        06-1466463
   ----------------------------------------------------------------------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)

   100 Columbus Boulevard, Hartford, Connecticut                        06103
   ----------------------------------------------------------------------------
     (Address of principal executive offices)                        (Zip Code)


                                  (203) 727-3000
   ----------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

   ----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report).

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.     Yes   X   No
                                                          -----    -----
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only
   to Corporate Issuers).   Number of shares of common stock outstanding as of
   the close of business on April 30, 1997:  10,634,496.

                               FINANCIAL STATEMENTS

                                CTG RESOURCES, INC.




        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Connecticut Natural Gas Corporation's annual report on Form 10-K (Commission File No. 1-7727). In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position of CTG Resources, Inc. as of March 31, 1997 and 1996 and the results of its operations and its cash flows for the three months, six months and twelve months ended March 31, 1997 and 1996 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                                                    "UNAUDITED"
                                CTG RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                              (Thousands of Dollars)


                                                March 31,   Sept. 30,    March 31,
                     ASSETS                        1997        1996         1996
                     ------                     ---------   ---------    ---------
   Plant and Equipment:
      Regulated energy                          $ 411,515   $ 403,862    $ 393,400
      Unregulated energy                           60,761      60,515       64,000
      Construction work in progress                 4,950       6,417        3,615
                                                ---------   ---------    ---------
                                                  477,226     470,794      461,015
      Less-Allowance for depreciation             152,593     145,042      140,087
                                                ---------   ---------    ---------
                                                  324,633     325,752      320,928
                                                ---------   ---------    ---------

   Investments, at equity                          11,308       9,914        5,549
                                                ---------   ---------    ---------
   Current Assets:
      Cash and cash equivalents                    11,832       8,515       21,167
      Accounts and notes receivable                60,261      29,852       63,796
      Allowance for doubtful accounts              (5,975)     (4,819)      (5,699)
      Accrued utility revenue                      15,716       4,180       16,187
      Inventories                                   5,364      15,968        2,687
      Prepaid expenses                              5,073      10,920        3,069
                                                ---------   ---------    ---------
                                                   92,271      64,616      101,207
                                                ---------   ---------    ---------
   Deferred Charges and Other Assets:
      Unrecovered future taxes                     39,181      44,812       48,641
      Recoverable transition costs                  2,004       2,858        3,899
      Other assets                                 20,363      19,027       20,177
                                                ---------   ---------    ---------
                                                   61,547      66,697       72,717
                                                ---------   ---------    ---------
                                                $ 489,759   $ 466,979    $ 500,401
                                                =========   =========    =========


                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                     CONSOLIDATED BALANCE SHEETS (Concluded)
                                (Thousands of Dollars)


                                                March 31,   Sept. 30,    March 31,
         CAPITALIZATION AND LIABILITIES            1997        1996         1996
         ------------------------------         ---------   ---------    ---------
   Capitalization:
      Common Stock                              $ 120,264   $ 120,620    $ 105,063
      Retained Earnings                            60,368      49,026       60,204
                                                ---------   ---------    ---------
                                                  180,632     169,646      165,267
      Unearned compensation -
         Restricted stock awards                   (1,238)       (312)        (286)
      Treasury stock                                    -        (452)        (129)
                                                ---------   ---------    ---------
         Common stock equity                      179,394     168,882      164,852
      Preferred stock, not subject to
         mandatory redemption                         885         899          902
      Long-term debt                              135,464     136,432      149,372
                                                ---------   ---------    ---------
                                                  315,743     306,213      315,126
                                                ---------   ---------    ---------

   Current Liabilities:
      Current portion of long-term debt            13,914      13,968        3,923
      Notes payable                                     -           -            -
      Accounts payable and accrued expenses        34,206      40,721       39,791
      Refundable purchased gas costs               15,068       6,012       22,937
      Accrued liabilities                          12,333       4,479       11,898
                                                ---------   ---------    ---------
                                                   75,521      65,180       78,549
                                                ---------   ---------    ---------
   Deferred Credits:
      Deferred income taxes                        48,148      40,011       47,048
      Unfunded deferred income taxes               39,181      44,812       48,641
      Investment tax credits                        3,092       3,203        3,313
      Refundable taxes                              3,486       3,445        3,501
      Other                                         4,588       4,115        4,223
                                                ---------   ---------    ---------
                                                   98,495      95,586      106,726
                                                ---------   ---------    ---------
                                                $ 489,759   $ 466,979    $ 500,401
                                                =========   =========    =========

                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)


                                                    Three Months Ended
                                                        March 31,
                                               -----------------------------
                                                    1997              1996
                                                ----------        ----------

   Operating Revenues                           $  124,681        $  130,606
   Less:  Cost of Energy                            69,307            73,314
          State Gross Receipts Tax                   4,671             4,854
                                                ----------        ----------
   Operating Margin                                 50,703            52,438
                                                ----------        ----------

   Other Operating Expenses:
      Operations & maintenance expenses             14,571            15,814
      Depreciation                                   4,540             4,416
      Income taxes                                  13,457            13,031
      Other taxes                                    2,085             1,944
                                                ----------        ----------
                                                    34,653            35,205
                                                ----------        ----------
   Operating Income                                 16,050            17,233
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             21                38
      Equity in partnership earnings                   635               282
      Other deductions                                (688)             (127)
      Income Taxes                                    (131)              (86)
                                                ----------        ----------
                                                      (163)              107
                                                ----------        ----------
   Interest and Debt Expense                         3,198             3,452
                                                ----------        ----------
   Net Income                                       12,689            13,888
   Less-Dividends on Preferred Stock                    15                15
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   12,674        $   13,873
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     1.19        $     1.40
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     0.38        $     0.37
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                         10,634,496         9,931,120
                                                ==========        ==========

                                  CTG RESOURCES, INC.             "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                     Six Months Ended
                                                        March 31,
                                               -----------------------------
                                                    1997              1996
                                                ----------        ----------

   Operating Revenues                           $  213,950        $  221,068
   Less:  Cost of Energy                           119,414           122,386
          State Gross Receipts Tax                   8,141             8,644
                                                ----------        ----------
   Operating Margin                                 86,395            90,038
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             28,516            29,312
      Depreciation                                   8,952             8,799
      Income taxes                                  19,435            19,461
      Other taxes                                    4,021             3,866
                                                ----------        ----------
                                                    60,924            61,438
                                                ----------        ----------
   Operating Income                                 25,471            28,600
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             70                83
      Equity in partnership earnings                 1,486               684
      Other deductions                                (856)             (236)
      Income Taxes                                    (435)             (238)
                                                ----------        ----------
                                                       265               293
                                                ----------        ----------
   Interest and Debt Expense                         6,331             6,831
                                                ----------        ----------
   Net Income                                       19,405            22,062
   Less-Dividends on Preferred Stock                    31                31
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   19,374        $   22,031
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     1.82        $     2.22
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     0.76        $     0.74
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                         10,628,754         9,931,199
                                                ==========        ==========

                                  CTG RESOURCES, INC.          "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                    Twelve Months Ended
                                                        March 31,
                                               -----------------------------
                                                    1997              1996
                                                ----------        ----------

   Operating Revenues                           $  308,245        $  314,182
   Less:  Cost of Energy                           172,203           171,693
          State Gross Receipts Tax                  11,207            12,500
                                                ----------        ----------
   Operating Margin                                124,835           129,989
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             57,459            56,692
      Depreciation                                  17,918            17,275
      Income taxes                                  14,338            16,809
      Other taxes                                    7,745             7,489
                                                ----------        ----------
                                                    97,460            98,265
                                                ----------        ----------
   Operating Income                                 27,375            31,724
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                            131               126
      Equity in partnership earnings                 2,839             1,182
      Other income (deductions)                       (372)             (602)
      Nonrecurring items                               892             3,624
      Income Taxes                                  (1,312)           (1,942)
                                                ----------        ----------
                                                     2,178             2,388
                                                ----------        ----------
   Interest and Debt Expense                        13,215            14,039
                                                ----------        ----------
   Net Income                                       16,338            20,073
   Less-Dividends on Preferred Stock                    63                62
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   16,275        $   20,011
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     1.55        $     2.01
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     1.52        $     1.48
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                         10,495,345         9,931,239
                                                ==========        ==========

                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)



                                                  Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                      1997         1996
                                                      ----         ----

   Cash Flows from Operations                      $ 28,529     $ 41,130
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                           (4,640)      (3,895)
      Other investing activities                        113          999
                                                   --------     --------
      Net cash used in investing activities          (4,527)      (2,896)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                 (4,057)      (3,689)
      Issuance of common stock                         (370)           -
      Other stock activity, net                         (14)           -
      Principal retired on long-term debt              (165)        (152)
      Short-term debt                                (9,000)     (14,100)
                                                   --------     --------
      Net cash used in
         financing activities                       (13,606)     (17,941)
                                                   --------     --------
   Increase in Cash and
      Cash Equivalents                               10,396       20,293
   Cash and Cash Equivalents at
      Beginning of Period                             1,436          874
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $ 11,832     $ 21,167
                                                   ========     ========





                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                     1997         1996
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                      $  12,689    $  13,888
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                4,740        4,561
         Deferred income taxes, net                   7,786        8,810
         Equity in partnership earnings                (635)        (282)
      Change in assets and liabilities:
         Accounts receivable                        (17,812)     (20,383)
         Accrued utility revenue                        659        5,476
         Inventories                                  8,628        8,646
         Purchased gas costs                         11,753       17,488
         Prepaid expenses                            (1,365)        (899)
         Accounts payable and accrued expenses        1,903        7,007
         Other assets/liabilities                       183       (3,182)
                                                   --------     --------
           Total adjustments                         15,840       27,242
                                                   --------     --------

      Cash flows from operations                   $ 28,529    $  41,130
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $  4,936     $  2,135
                                                   ========     ========
      Income taxes                                 $  1,517     $  2,313
                                                   ========     ========

                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                   Six Months Ended
                                                       March 31,
                                                 ----------------------
                                                     1997         1996
                                                     ----         ----

   Cash Flows from Operations                      $ 21,343     $ 37,839
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                           (8,262)      (7,899)
      Other investing activities                        322          783
                                                   --------     --------
      Net cash used in investing activities          (7,940)      (7,116)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                 (8,064)      (7,380)
      Issuance of common stock                         (370)           -
      Other stock activity, net                        (630)          (2)
      Principal retired on long-term debt            (1,022)      (1,016)
      Short-term debt                                     -       (4,200)
                                                   --------     --------
      Net cash used in
         financing activities                       (10,086)     (12,598)
                                                   --------     --------
   Increase in Cash and
      Cash Equivalents                                3,317       18,125
   Cash and Cash Equivalents at
      Beginning of Period                             8,515        3,042
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $ 11,832     $ 21,167
                                                   ========     ========




                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                   Six Months Ended
                                                       March 31,
                                                 ----------------------
                                                     1997         1996
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 19,405     $ 22,062
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                9,303        9,062
         Deferred income taxes, net                   8,067        9,089
         Equity in partnership earnings              (1,486)        (684)
         Cash distributions received from
           investments                                  200          360
      Change in assets and liabilities:
         Accounts receivable                        (29,818)     (31,001)
         Accrued utility revenue                    (11,536)     (11,094)
         Inventories                                 10,604       11,824
         Purchased gas costs                          9,056       20,637
         Prepaid expenses                             5,847        3,026
         Accounts payable and accrued expenses        2,193        3,436
         Other assets/liabilities                      (492)       1,122
                                                   --------     --------
           Total adjustments                          1,938       15,777
                                                   --------     --------

      Cash flows from operations                   $ 21,343     $ 37,839
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $  4,936     $  6,232
                                                   ========     ========
      Income taxes                                 $  1,517     $  6,920
                                                   ========     ========






                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                       March 31,
                                                 ----------------------
                                                     1997         1996
                                                     ----         ----

   Cash Flows from Operations                      $ 21,787     $ 47,123
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                          (24,644)     (24,811)
      Nonrecurring Items                                892        4,124
      Other investing activities                     (1,799)         892
                                                   --------     --------
      Net cash used in investing activities         (25,551)     (19,795)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                (16,175)     (14,761)
      Issuance of common stock                       15,187            -
      Other stock activity, net                        (666)          (4)
      Principal retired on long-term debt            (3,917)      (3,873)
      Short-term debt                                     -       (1,000)
                                                   --------     --------
      Net cash used by
         financing activities                        (5,571)     (19,638)
                                                   --------     --------
   Increase (Decrease) in Cash and
      Cash Equivalents                               (9,335)       7,690
   Cash and Cash Equivalents at
      Beginning of Period                            21,167       13,477
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $ 11,832     $ 21,167
                                                   ========     ========




                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                       March 31,
                                                 ----------------------
                                                     1997         1996
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 16,338     $ 20,073
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization               18,150       17,800
         Deferred income taxes, net                     864        2,822
         Equity in partnership earnings              (2,839)      (1,182)
         Nonrecurring Items                            (892)      (4,124)
         Cash distributions received from
           investments                                1,901          528
      Change in assets and liabilities:
         Accounts receivable                          4,143      (10,544)
         Accrued utility revenue                        471       (4,683)
         Inventories                                 (2,677)       5,984
         Purchased gas costs                         (7,869)      10,568
         Prepaid expenses                            (2,004)         381
         Accounts payable and accrued expenses       (3,255)       7,726
         Other assets/liabilities                      (544)       1,774
                                                   --------     --------
           Total adjustments                          5,449       27,050
                                                   --------     --------

      Cash flows from operations                   $ 21,787     $ 47,123
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $ 12,875     $ 12,366
                                                   ========     ========
      Income taxes                                 $ 13,259     $ 13,641
                                                   ========     ========

                                                                    "UNAUDITED"

                                  CTG RESOURCES, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                  March 31, 1997
                              (Thousands of Dollars)


   (1)  Holding Company

        As of the close of business on March 31, 1997, CTG Resources, Inc. ("the Company" or "CTG") became the holding company and parent of the Connecticut Natural Gas Corporation ("CNG") and its unregulated subsidiaries. Management believes that this is the preferred form of organization for companies that are engaged in both regulated and unregulated activities. The holding company structure will provide CTG and its subsidiaries with the increased flexibility that is needed to compete in a rapidly deregulated energy marketplace. As of the close of business on April 30, 1997, as a second step in this reorganization, CNG's unregulated business and wholly owned subsidiary, The Energy Network, Inc., became a wholly owned subsidiary of CTG.


   (2)  Short-term Debt

        In February 1997, the Company extended the term of its expiring $9,000 bank line of credit for one year.

        In March 1997, the Company exercised its option to extend the term of its $20,000 revolving credit agreement for one year.


   (3)  Reclassifications

        Certain prior year amounts have been reclassified to conform with current year classifications.

                                                                    "UNAUDITED"

                               CTG RESOURCES, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                                  MARCH 31, 1997
                 (Thousands of Dollars Except Per Share Amounts)


   HOLDING COMPANY FORMED

   As of the close of business on March 31, 1997, CTG Resources, Inc. ("the Company" or "CTG") became the holding company and parent of the Connecticut Natural Gas Corporation ("CNG") and its unregulated subsidiaries.
   Management believes that this is the preferred form of organization for utility companies that are engaged in both regulated and unregulated activities as the era of deregulation in the natural gas industry continues. The holding company structure will provide CTG and its subsidiaries with the increased flexibility that is needed to compete in a rapidly changing energy marketplace. As of the close of business on April 30, 1997, as a second step in this reorganization, CNG's unregulated business and wholly owned subsidiary, The Energy Network, Inc., became a wholly owned subsidiary of CTG.

   For financial reporting purposes, the consolidated statements for CTG are consistent with those that have been previously filed for CNG. This Form 10-Q is the first report under the Securities Exchange Act of 1934 for CTG and updates the financial data previously filed for CNG for this fiscal year. For a better understanding of CTG's financial position, the information in this Form 10-Q can and should be read together with CNG's Form 10-K for the fiscal year ended September 30, 1996 and with CNG's Form 10-Q for the quarter ended December 31, 1996.


   RESULTS OF OPERATIONS

   Consolidated earnings per share were $1.19 for the quarter ending March 1997, compared to $1.40 recorded for the same quarter of fiscal 1996. Earnings of $1.82 were recorded for the six months ended March 1997, as compared to $2.22 recorded in the first six months of fiscal 1996. Twelve months ended March 31 earnings were $1.55 in fiscal 1997 and $2.01 in 1996. The twelve months ended March 1997 include earnings per share of $.05 related to the sale of a building and land. Earnings recorded for the twelve months ended March 31, 1996 include a gain of $.24 per share from a negotiated settlement for the termination of a steam supply contract and a charge of $(.05) per share in connection with legal matters related to the Company's 4.87% interest in the Iroquois Gas Transmission System partnership (Iroquois). Without the effect of these items, earnings per share for the twelve months ended periods would be $1.50 in fiscal 1997 and $1.82 in fiscal 1996.

   Lower fiscal 1997 earnings in all periods are the result of the warmer weather experienced in the Company's service area during the winter heating season. Our customers' greatest use of energy during the year is in the winter, mostly for the purpose of heating their homes or businesses.

   Warmer weather also impacts several other areas of the financial statements. For example, the cost of energy is lower because the Company acquired less gas to satisfy customers' requirements. Interest expense is lower because the Company did not need to borrow as much cash on a short-term basis to buy equivalent gas volumes. Income taxes are lower because the Company earned less and had lower taxable income. Bad debt expense is lower because customers' bills were smaller. Overtime labor is lower because of fewer weather related emergencies.


   Operating Margin

   Gas operating margin is equal to gas revenues less the cost of gas and
   Connecticut gross revenues tax.   Lower gas operating margin was earned in
   1997, as compared to 1996, for all periods presented. The following table presents the changes in revenues, gas operating margin, heating degree days (a measure of weather) and gas deliveries for all periods reported in the statements of income:

                             Three Months       Six Months       Twelve Months
                                Ended              Ended             Ended
                              March 31,          March 31,         March 31,
                            1997     1996     1997      1996     1997     1996
                          -------- -------- --------  -------- -------- --------
   Gas Revenues           $119,215 $124,661 $203,494  $209,856 $286,490 $291,824
                          ======== ======== ========  ======== ======== ========
   Gas Operating Margin   $ 46,995 $ 48,457 $ 79,485  $ 82,387 $113,202 $115,729
                          ======== ======== ========  ======== ======== ========
   Heating Degree Days       2,906    3,258    5,075     5,549    5,936    6,487
                             =====    =====    =====     =====    =====    =====
   Commodity and
      Transportation
      Volumes(mmcf):
      Firm Gas Sales        10,219   11,261   17,034    18,577   22,374   23,739
      Interruptible Gas
        Sales                2,863    2,353    5,692     4,854    9,543    8,123
      Off-System Gas
        Sales                2,254    1,511    5,501     5,189   12,747   16,528
      Transportation
        Services             1,134    1,093    2,294     2,147    4,483    5,878
                            ------   ------   ------    ------   ------   ------
         Total              16,470   16,218   30,521    30,767   49,147   54,268
                            ======   ======   ======    ======   ======   ======

   The decline in gas operating margin between fiscal 1997 and fiscal 1996 is the result of fewer gas sales to the firm class of customers as a consequence of the warmer winter weather. Firm sales generate the highest per-unit margin, and changes in firm sales impact gas operating margin more than changes in other sales categories. The reduced firm customers' needs this winter made gas available for sale to interruptible customers and resulted in higher interruptible sales in fiscal 1997. Because of higher rates, these sales also contributed higher interruptible margins and offset some of the overall reduction in operating margin throughout fiscal 1997. In the three and six months ended March 1997 higher off-system sales of gas also offset some of the decline in gas operating margin.

   Operations and Maintenance Expenses

   Lower operations and maintenance expenses recorded in the three months and six months ended March 1997, as compared to 1996, represent the net effect of variations in many different costs. Lower costs were incurred for labor, reflecting the savings from early retirements and reduced overtime costs as a result of the warmer winter and fewer weather related expenses. Computer hardware rentals and maintenance costs are lower, because of renegotiated contracts. Lower costs were also recorded for employee benefits and pension expenses, outside purchased services and lower levels of bad debts, which are down because of lower customer bills -- the result of less energy used because of the warmer winter. Higher margins generated by service contract work also offset increases in other expense categories. Expenses related to conservation programs increased because our customers have become more aware of these programs and more customers have applied for and been granted funds for qualified conservation projects. Costs for corporate insurance premiums were also higher.

   Operations and maintenance expenses are somewhat higher in 1997 between the comparable twelve months ended periods. The twelve months ended March 1997 include the one-time costs related to a voluntary early retirement program, recorded in September of 1996. With the exception of costs incurred for outside purchased services, which are higher in the twelve months ended March 1997, all the other expense variables listed for the three and six months ended periods impact the comparable twelve months ended periods in the same way.


   Income Taxes

   The on-going turn around of flow-through book tax depreciation differences on older plant and the absence of prior periods' cost of removal deductions taken during fiscal 1996 have resulted in an overall higher effective income tax rate in fiscal 1997. The Company applies this tax rate consistently to all reporting periods throughout the fiscal year. In fiscal 1997, this higher rate has offset the benefits of lower taxable income that were recorded because of the warmer winter weather.


   Other Income (Deductions)

   Lower income from other income (deductions) was recorded in the six months and twelve months ended March 1997. Higher other deductions were recorded for the quarter ended March 1997, as compared to 1996. Higher income from merchandising operations, interest income from the investment of available cash balances and the absence of the initial costs associated with terminating the Company's regulated propane service program were offset by higher premiums related to certain executive life insurance plans and higher promotional and advertising expenses in all reported periods.


   Interest and Debt Expense

   Less interest expense has been recorded in all periods ending March 31, 1997, as compared to 1996. This decline in interest expense reflects lower levels of long-term debt outstanding, as a result of scheduled sinking fund payments, a reduced need for short-term borrowings for working capital, because of the warmer winter, and lower interest related to pipeline refunds and deferred gas costs.

   Earnings from Unregulated Operations

   The unregulated operations contributed $.03, $.09 and $.30 to earnings per share for the three, six and twelve months ended March 1997. These compare to $.07, $.15 and $.47 contributed to earnings per share for the three, six and twelve months ended March 1996.

   Twelve months ended March 1997 and 1996 unregulated earnings include $.05 and $.24 per share, respectively, from certain special items. These were the sale of a building and land in the twelve months ended March 1997 and the settlement related to the termination agreement negotiated with a supplier of steam in the twelve months ended March 1996. The twelve months ended March 1996 earnings also include a charge of $(.05) per share in connection with legal matters related to the Company's interest in Iroquois.

   In April 1996 the Company chose to increase its ownership interest in Iroquois from 2.4% to 4.87%. As a result, proportionately higher earnings from Iroquois were recorded throughout fiscal 1997. These have offset lower contributions to earnings from district heating and cooling ("DHC") and other energy services that have resulted from increases in operating expenses which have been absorbed by the DHC in order to maintain competitive pricing, lower sales for winter heating because of the warmer weather, and the absence of rental income from the building that was sold in fiscal 1996.


   MATERIAL CHANGES IN FINANCIAL CONDITION


   Common Equity

   To complete the holding company reorganization, CTG issued and exchanged one share of its no par common stock for each issued share of CNG $3.125 par value common stock. As a result, the full amount of CTG's common stock is now reported in one line item on the balance sheet. The consolidated assets, liabilities and equity of the Company did not change as a result of the reorganization.


   Cash Flows

   Cash flows from operations have funded both investing and financing activities in all reporting periods shown. The twelve months ended March 1997 includes the proceeds from the unregulated operations' sale of a building and land and the proceeds of the June 1996 issue of CNG common stock. The twelve months ended March 1996 includes the unregulated operations' receipt of the settlement amount from the termination of a steam supply contract.

   Historically, cash flows from operations are high at this point of the Company's fiscal year because March is the last full month of the winter heating season, and the Company makes most of its sales for the fiscal year during the heating season. Cash flows from operations are lower in 1997 because our customers used less energy for heat during this year's warmer winter.

   Investing Activities

   Cash flows from investing activities in the twelve months ended March 31, 1997 include the proceeds from the unregulated operations' sale of a building and land.

   Cash flows from investing activities in the six and twelve months ending March 31, 1996 reflect the receipt of the balance of the settlement amount due from the termination of the steam supply contract with the unregulated operations' principal steam supplier.

   In January 1997, the Company completed a strategic and operational review of the DHC operations. The review focused on exploring various alternative actions and procedures that could be followed to maximize the efficiency and value of the DHC business. The results of this review indicate that future growth and cost control plans may require up to $10,000 of capital expenditures over the next five years. The DHC operations are in the process of implementing the growth and cost control measures recommended in the study.


   Financing Activities

   In February 1997, the Company extended the term of its expiring $9,000 bank line of credit for one year.

   In March 1997, the Company exercised its option to extend the term of its $20,000 revolving credit agreement for one year.


   Other Tax Matters

   During the second quarter of fiscal 1997 a state tax matter that was being reviewed by the State of New York was settled with no impact to the Company's financial condition or results of operations.

   PART II - OTHER INFORMATION


   Item 4.  Submission of Matters to a Vote of Security Holders
   ------------------------------------------------------------

   (a) The 1997 Annual Meeting of the Connecticut Natural Gas Corporation ("CNG") was held on February 25, 1997.


   (b)  Not required.


   (c)

        (1)  The following members were elected to the Board of Directors:

                                                     $3.125 Par Value
                                 Common Shares       Preferred Shares
                                 -------------       ----------------
             J. F. English
             -------------
                  For              9,442,008              104,152
                  Withheld           174,915                2,544

             V. H. Frauenhofer
             -----------------
                  For              9,426,699              103,992
                  Withheld           190,205                2,723

             A. C. Marquardt
             ---------------
                  For              9,450,252              103,992
                  Withheld           166,671                2,704

             L. A. Tanner
             ------------
                  For              9,439,152              104,152
                  Withheld           177,771                2,544


        (2) The shareholders were asked to vote on a proposal to approve an Agreement and Plan of Exchange, pursuant to which the outstanding shares of CNG common stock would be exchanged for shares of the common stock of a newly formed holding company, to be known as CTG Resources, Inc. ("CTG"). The Agreement and Plan of Exchange was approved by the shareholders.

             The Vote on this matter was:

                                                     $3.125 Par Value
                                 Common Shares       Preferred Shares
                                 -------------       ----------------
             For                   7,483,965              79,350
             Against                 160,571               3,200
             Abstain                 266,899               2,278
             No Vote               1,705,488              21,868

        (3) The shareholders were asked to vote on a proposal to ratify the appointment of Arthur Andersen LLP to audit the books and records of the Company for the fiscal year ending September 30, 1997.

             The Vote on this matter was:

                                                     $3.125 Par Value
                                 Common Shares       Preferred Shares
                                 -------------       ----------------
             For                   9,285,521              100,718
             Against                 210,662                3,906
             Abstain                 120,740                2,072


        The total number of shares of CNG Common Stock, $3.125 par value, and Preferred Stock, $3.125 par value, outstanding as of December 18, 1996, the Record Date, consisted of 10,634,329 shares of CNG Common Stock and 138,360 shares of CNG $3.125 Par Preferred Stock.


   (d)  Not Applicable


   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------

   (a)  Exhibits

        27           Financial Data Schedule

        99(i)        Exhibit Index

   (b) No reports on Form 8-K were filed during the quarter ending March 31, 1997.

                                     SIGNATURE





   Pursuant  to  the  requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on  its  behalf  by  the undersigned thereunto duly authorized.


                                            CTG RESOURCES, INC.




   Date    05/02/97                     By:   S/ Andrew H. Johnson
       --------------------                 -----------------------------------
                                                    (Andrew H. Johnson)
                                         Treasurer and Chief Accounting Officer


                                            (On behalf of the registrant and as
                                                  Chief Accounting Officer)