Form 10-Q
period 1997-06-30
CTG RESOURCES INC
filed 1997-08-14
CIK 1026869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    June 30, 1997
                                  ---------------------
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


                                  (860) 727-3010
   ----------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

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
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only
   to Corporate Issuers).   Number of shares of common stock outstanding as of
   the close of business on July 31, 1997:  10,634,496.

                               FINANCIAL STATEMENTS

                                CTG RESOURCES, INC.




        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Connecticut Natural Gas Corporation's annual report on Form 10-K (Commission File No. 1-7727). In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position of CTG Resources, Inc. as of June 30, 1997 and 1996 and the results of its operations and its cash flows for the three months, nine months and twelve months ended June 30, 1997 and 1996 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                                             "UNAUDITED"
                                CTG RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                              (Thousands of Dollars)


                                                 June 30,   Sept. 30,     June 30,
                     ASSETS                        1997        1996         1996
                     ------                     ---------   ---------    ---------
   Plant and Equipment:
      Regulated energy                          $ 415,023   $ 403,862    $ 397,070
      Unregulated energy                           60,935      60,515       64,031
      Construction work in progress                 6,107       6,417        3,770
                                                ---------   ---------    ---------
                                                  482,065     470,794      464,871
      Less-Allowance for depreciation             157,097     145,042      143,973
                                                ---------   ---------    ---------
                                                  324,968     325,752      320,898
                                                ---------   ---------    ---------

   Investments, at equity                          11,538       9,914       10,482
                                                ---------   ---------    ---------
   Current Assets:
      Cash and cash equivalents                    16,877       8,515       31,226
      Accounts and notes receivable                39,265      29,852       42,844
      Allowance for doubtful accounts              (5,150)     (4,819)      (6,048)
      Accrued utility revenue                       3,436       4,180        4,253
      Inventories                                   9,693      15,968        8,782
      Prepaid expenses                              5,348      10,920        3,814
                                                ---------   ---------    ---------
                                                   69,469      64,616       84,871
                                                ---------   ---------    ---------
   Deferred Charges and Other Assets:
      Unrecovered future taxes                     39,181      44,812       48,641
      Recoverable transition costs                  1,213       2,858        3,315
      Other assets                                 22,056      19,027       21,262
                                                ---------   ---------    ---------
                                                   62,451      66,697       73,218
                                                ---------   ---------    ---------
                                                $ 468,426   $ 466,979    $ 489,469
                                                =========   =========    =========

                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                     CONSOLIDATED BALANCE SHEETS (Concluded)
                                (Thousands of Dollars)


                                                 June 30,   Sept. 30,     June 30,
         CAPITALIZATION AND LIABILITIES            1997        1996         1996
         ------------------------------         ---------   ---------    ---------
   Capitalization:
      Common Stock                              $ 120,117   $ 120,620    $ 120,722
      Retained Earnings                            56,969      49,026       55,587
                                                ---------   ---------    ---------
                                                  177,086     169,646      176,309
      Unearned compensation -
         Restricted stock awards                   (1,136)       (312)        (240)
      Treasury stock                                    -        (452)        (129)
                                                ---------   ---------    ---------
         Common stock equity                      175,950     168,882      175,940
      Preferred stock, not subject to
         mandatory redemption                         884         899          902
      Long-term debt                              135,447     136,432      149,205
                                                ---------   ---------    ---------
                                                  312,281     306,213      326,047
                                                ---------   ---------    ---------

   Current Liabilities:
      Current portion of long-term debt            13,759      13,968        3,924
      Accounts payable and accrued expenses        29,148      40,721       35,887
      Refundable purchased gas costs               12,586       6,012       16,546
      Accrued liabilities                           2,667       4,479        1,374
                                                ---------   ---------    ---------
                                                   58,160      65,180       57,731
                                                ---------   ---------    ---------
   Deferred Credits:
      Deferred income taxes                        48,016      40,011       46,018
      Unfunded deferred income taxes               39,181      44,812       48,641
      Investment tax credits                        3,038       3,203        3,258
      Refundable taxes                              3,486       3,445        3,501
      Other                                         4,264       4,115        4,273
                                                ---------   ---------    ---------
                                                   97,985      95,586      105,691
                                                ---------   ---------    ---------
                                                $ 468,426   $ 466,979    $ 489,469
                                                =========   =========    =========


                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)


                                                    Three Months Ended
                                                         June 30,
                                               -----------------------------
                                                    1997              1996
                                                ----------        ----------

   Operating Revenues                           $   53,234        $   53,954
   Less:  Cost of Energy                            27,689            27,778
          State Gross Receipts Tax                   1,815             1,863
                                                ----------        ----------
   Operating Margin                                 23,730            24,313
                                                ----------        ----------

   Other Operating Expenses:
      Operations & maintenance expenses             13,666            15,077
      Depreciation                                   4,621             4,497
      Income taxes                                     247               511
      Other taxes                                    1,854             1,821
                                                ----------        ----------
                                                    20,388            21,906
                                                ----------        ----------
   Operating Income                                  3,342             2,407
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             25                28
      Equity in partnership earnings                   701               543
      Other income                                     259               324
      Income Taxes                                    (303)             (318)
                                                ----------        ----------
                                                       682               577
                                                ----------        ----------
   Interest and Debt Expense                         3,366             3,546
                                                ----------        ----------
   Net Income/(Loss)                                   658              (562)
   Less-Dividends on Preferred Stock                    15                16
                                                ----------        ----------
   Net Income/(Loss) Applicable to Common
      Stock                                     $      643        $     (578)
                                                ==========        ==========

   Income/(Loss) Per Average Share of
      Common Stock                              $     0.06        $    (0.06)
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     0.38        $     0.38
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                         10,634,496        10,092,017
                                                ==========        ==========

                                  CTG RESOURCES, INC.             "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                    Nine Months Ended
                                                         June 30,
                                               -----------------------------
                                                    1997              1996
                                                ----------        ----------

   Operating Revenues                           $  267,184        $  275,022
   Less:  Cost of Energy                           147,102           150,163
          State Gross Receipts Tax                   9,956            10,507
                                                ----------        ----------
   Operating Margin                                110,126           114,352
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             42,183            44,390
      Depreciation                                  13,573            13,296
      Income taxes                                  19,682            19,972
      Other taxes                                    5,875             5,687
                                                ----------        ----------
                                                    81,313            83,345
                                                ----------        ----------
   Operating Income                                 28,813            31,007
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             95               111
      Equity in partnership earnings                 2,187             1,227
      Other income/(deductions)                       (596)               88
      Income Taxes                                    (739)             (556)
                                                ----------        ----------
                                                       947               870
                                                ----------        ----------
   Interest and Debt Expense                         9,697            10,377
                                                ----------        ----------
   Net Income                                       20,063            21,500
   Less-Dividends on Preferred Stock                    46                47
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   20,017        $   21,453
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     1.88        $     2.15
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     1.14        $     1.12
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                         10,630,668         9,984,610
                                                ==========        ==========

                                  CTG RESOURCES, INC.          "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                    Twelve Months Ended
                                                         June 30,
                                               -----------------------------
                                                    1997              1996
                                                ----------        ----------

   Operating Revenues                           $  307,525        $  317,989
   Less:  Cost of Energy                           172,114           173,281
          State Gross Receipts Tax                  11,159            12,682
                                                ----------        ----------
   Operating Margin                                124,252           132,026
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             56,048            58,471
      Depreciation                                  18,042            17,448
      Income taxes                                  14,074            17,255
      Other taxes                                    7,778             7,511
                                                ----------        ----------
                                                    95,942           100,685
                                                ----------        ----------
   Operating Income                                 28,310            31,341
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                            128               141
      Equity in partnership earnings                 2,997             1,427
      Other deductions                                (436)             (441)
      Nonrecurring items                               892             3,624
      Income Taxes                                  (1,298)           (2,040)
                                                ----------        ----------
                                                     2,283             2,711
                                                ----------        ----------
   Interest and Debt Expense                        13,035            13,916
                                                ----------        ----------
   Net Income                                       17,558            20,136
   Less-Dividends on Preferred Stock                    62                63
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   17,496        $   20,073
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     1.65        $     2.01
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     1.52        $     1.49
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                         10,630,593         9,971,204
                                                ==========        ==========

                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)



                                                   Three Months Ended
                                                        June 30,
                                                  ----------------------
                                                      1997         1996
                                                      ----         ----

   Cash Flows from Operations                      $ 14,738     $  8,449
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                           (5,329)      (4,386)
      Other investing activities                         11       (5,442)
                                                   --------     --------
      Net cash used in investing activities          (5,317)      (9,828)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                 (4,056)      (4,055)
      Issuance of common stock, net                    (148)      15,659
      Principal retired on long-term debt              (172)        (166)
                                                   --------     --------
      Net cash provided by/(used in)
         financing activities                        (4,376)      11,438
                                                   --------     --------
   Increase in Cash and
      Cash Equivalents                                5,045       10,059
   Cash and Cash Equivalents at
      Beginning of Period                            11,832       21,167
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $ 16,877     $ 31,226
                                                   ========     ========

                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                   Three Months Ended
                                                        June 30,
                                                  ----------------------
                                                     1997         1996
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $    658     $   (562)
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                4,820        4,641
         Deferred income taxes, net                    (186)      (1,085)
         Equity in partnership earnings                (701)        (543)
         Cash distributions received from
           investments                                  831          971
      Change in assets and liabilities:
         Accounts receivable                         20,908       21,863
         Accrued utility revenue                     12,280       11,934
         Inventories                                 (4,329)      (6,095)
         Purchased gas costs                         (2,482)      (6,391)
         Prepaid expenses                              (275)        (745)
         Accounts payable and accrued expenses      (13,933)     (17,734)
         Other assets/liabilities                    (2,853)       2,195
                                                   --------     --------
           Total adjustments                         14,080        9,011
                                                   --------     --------

      Cash flows from operations                   $ 14,738     $  8,449
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $  4,399     $  3,960
                                                   ========     ========
      Income taxes                                 $  5,715     $  7,600
                                                   ========     ========

                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                    Nine Months Ended
                                                        June 30,
                                                  ----------------------
                                                     1997         1996
                                                     ----         ----

   Cash Flows from Operations                      $ 36,081     $ 46,288
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                          (13,591)     (12,285)
      Other investing activities                        334       (4,659)
                                                   --------     --------
      Net cash used in investing activities         (13,257)     (16,944)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                (12,120)     (11,435)
      Issuance of common stock, net                    (503)      15,659
      Other stock activity, net                        (645)          (2)
      Principal retired on long-term debt            (1,194)      (1,182)
      Short-term debt                                     -       (4,200)
                                                   --------     --------
      Net cash used in
         financing activities                       (14,462)      (1,160)
                                                   --------     --------
   Increase in Cash and
      Cash Equivalents                                8,362       28,184
   Cash and Cash Equivalents at
      Beginning of Period                             8,515        3,042
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $ 16,877     $ 31,226
                                                   ========     ========



                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                    Nine Months Ended
                                                        June 30,
                                                  ----------------------
                                                     1997         1996
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 20,063     $ 21,500
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization               14,123       13,703
         Deferred income taxes, net                   7,881        8,004
         Equity in partnership earnings              (2,187)      (1,227)
         Cash distributions received from
           investments                                1,031        1,331
      Change in assets and liabilities:
         Accounts receivable                         (8,910)      (9,138)
         Accrued utility revenue                        744          840
         Inventories                                  6,275        5,729
         Purchased gas costs                          6,574       14,246
         Prepaid expenses                             5,572        2,281
         Accounts payable and accrued expenses      (11,740)     (14,298)
         Other assets/liabilities                    (3,345)       3,317
                                                   --------     --------
           Total adjustments                         16,018       24,788
                                                   --------     --------

      Cash flows from operations                   $ 36,081     $ 46,288
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $ 11,313     $ 10,192
                                                   ========     ========
      Income taxes                                 $  8,261     $ 14,520
                                                   ========     ========


                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                   Twelve Months Ended
                                                        June 30,
                                                  ----------------------
                                                     1997         1996
                                                     ----         ----

   Cash Flows from Operations                      $ 28,076     $ 41,160
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                          (25,587)     (22,908)
      Nonrecurring Items                                892        4,124
      Other investing activities                      3,655       (4,806)
                                                   --------     --------
      Net cash used in investing activities         (21,040)     (23,590)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                (16,176)     (15,126)
      Issuance of common stock, net                    (605)      15,659
      Other stock activity, net                        (681)          (4)
      Principal retired on long-term debt            (3,923)      (3,876)
      Short-term debt                                     -       (1,000)
                                                   --------     --------
      Net cash used by
         financing activities                       (21,385)      (4,347)
                                                   --------     --------
   Increase (Decrease) in Cash and
      Cash Equivalents                              (14,349)      13,223
   Cash and Cash Equivalents at
      Beginning of Period                            31,226       18,003
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $ 16,877     $ 31,226
                                                   ========     ========



                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                   Twelve Months Ended
                                                        June 30,
                                                  ----------------------
                                                     1997         1996
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $ 17,558     $ 20,136
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization               18,329       17,939
         Deferred income taxes, net                   1,763        4,391
         Equity in partnership earnings              (2,997)      (1,427)
         Nonrecurring Items                            (892)      (4,124)
         Cash distributions received from
           investments                                1,761        1,499
      Change in assets and liabilities:
         Accounts receivable                          3,188       (9,600)
         Accrued utility revenue                        817       (1,658)
         Inventories                                   (911)       2,191
         Purchased gas costs                         (3,960)       7,805
         Prepaid expenses                            (1,534)      (1,605)
         Accounts payable and accrued expenses       (3,344)        (513)
         Other assets/liabilities                    (1,702)       6,126
                                                   --------     --------
           Total adjustments                         10,518       21,024
                                                   --------     --------

      Cash flows from operations                   $ 28,076     $ 41,160
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $ 13,314     $ 12,293
                                                   ========     ========
      Income taxes                                 $ 11,374     $ 15,820
                                                   ========     ========

                                                                    "UNAUDITED"

                                  CTG RESOURCES, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1997
                              (Thousands of Dollars)


   (1)  Investments

        In June 1997 the Company and Koch Gas Services Company acquired the partnership interest of Bay State Energy Enterprises in the KBC Energy Services ("KBC") joint venture. As a result of this transaction the Company's interest in KBC has increased from one third to one half. At June 30, 1997 the Company's investment in KBC was approximately $355.


   (2)  Regulatory Matters

        Local gas distribution companies ("LDCs") pass on to firm customers any increases or decreases in gas costs from those reflected in tariff charges under Purchased Gas Adjustment ("PGA") provisions. During fiscal 1996 the Connecticut Department of Public Utility Control ("DPUC") initiated a review of the need to continue PGA accounting for all Connecticut LDCs. In April 1997 the DPUC issued a decision affirming the need to continue the PGA.


   (3)  Reclassifications

        Certain prior year amounts have been reclassified to conform with current year classifications.

                                                                    "UNAUDITED"

                               CTG RESOURCES, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                                  JUNE 30, 1997
                 (Thousands of Dollars Except Per Share Amounts)


   RESULTS OF OPERATIONS

   The Company recorded consolidated earnings per share of $.06 for the quarter ended June 1997, compared to a loss of $(.06) for the quarter ended June 1996. Earnings for the nine months ended June 1997 were $1.88, compared to $2.15 for fiscal 1996. Twelve months ended June 30 earnings were $1.65 in fiscal 1997 and $2.01 in 1996. The twelve months ended June 1997 include earnings per share of $.05 related to the sale of a building and land. Earnings for the twelve months ended June 30, 1996 include a gain of $.24 per share from a negotiated settlement for the termination of a steam supply contract and a charge of $(.05) per share in connection with legal matters related to the Company's 4.87% interest in the Iroquois Gas Transmission System partnership (Iroquois). Without the effect of these items, earnings per share for the twelve months ended periods would be $1.60 in fiscal 1997 and $1.82 in fiscal 1996.

   Higher quarter ended 1997 earnings, as compared to 1996, have come about because the reduction in operations and maintenance expenses more than offset the impact of the lower operating margin.

   Lower fiscal 1997 earnings between the nine and twelve months ended comparable periods are the result of the warmer weather experienced in the Company's service area during the winter heating season. Our customers' greatest use of energy during the year is in the winter, mostly for the purpose of heating their homes or businesses.

   Warmer weather also impacts several other areas of the financial statements. The cost of energy is lower because the Company used less gas to satisfy customers' requirements. At the same time, interest expense is lower because the Company did not need to borrow as much cash on a short-term basis to fund winter gas purchases. Income taxes are lower because the Company earned less and had lower taxable income. Bad debt expense is lower because customers' bills were smaller. Overtime labor is lower because of fewer weather related requirements.


   Operating Margin

   The following table presents the changes in gas revenues, gas operating margin, heating degree days (a measure of weather) and gas deliveries for all periods reported in the statements of income:

                             Three Months       Nine Months      Twelve Months
                                Ended              Ended             Ended
                               June 30,          June 30,           June 30,
                            1997     1996     1997      1996     1997     1996
                          -------- -------- --------  -------- -------- --------
   Gas Revenues           $ 48,176 $ 48,860 $251,670  $258,716 $285,806 $295,289
                          ======== ======== ========  ======== ======== ========
   Gas Operating Margin   $ 20,381 $ 21,111 $ 99,866  $103,498 $112,472 $117,203
                          ======== ======== ========  ======== ======== ========
   Heating Degree Days         864      726    5,939     6,275    6,074    6,431
                             =====    =====    =====     =====    =====    =====
   Commodity and
      Transportation
      Volumes(mmcf):
      Firm Gas Sales         3,598    3,633   20,625    22,210   22,338   24,144
      Interruptible Gas
        Sales                2,086    1,694    7,777     6,548    9,838    8,083
      Off-System Gas
        Sales                2,338    3,376    7,840     8,564   11,711   15,306
      Transportation -
        Services             1,020    1,063    3,321     3,210    4,440    5,018
                            ------   ------   ------    ------   ------   ------
         Total               9,042    9,766   39,563    40,532   48,327   52,551
                            ======   ======   ======    ======   ======   ======

   Gas operating margin is equal to gas revenues less the cost of gas and
   Connecticut gross revenues tax.   A somewhat lower gas operating margin was
   earned in 1997, as compared to 1996, for all periods presented. Warmer winter weather is the principal reason for the decline in gas operating margin recorded in fiscal 1997 as compared to fiscal 1996. This has resulted in fewer gas sales to the firm class of customers because less gas was needed by these customers for the purpose of heating. Because firm sales generate the highest per-unit margin, changes in firm sales impact gas operating margin more than changes in other sales categories. The reduced firm customers' needs during the fiscal 1997 winter made gas available for sale to interruptible customers and resulted in higher interruptible sales in fiscal 1997. Because of higher rates, these sales also contributed higher interruptible margins and offset some of the overall reduction in operating margin in the nine and twelve months ended June 1997. A lower level of off-system sales was also recorded in all periods ended June 1997.


   Operations and Maintenance Expenses

   Variations in many different costs have combined to result in lower operations and maintenance expenses in all periods ended June 1997, as compared to 1996. Lower costs were incurred for labor, reflecting the savings from early retirements and reduced overtime costs as a result of the warmer winter and fewer weather related expenses. Computer hardware rentals and maintenance costs were lower, because of renegotiated contracts. Costs related to workers compensation insurance were lower because of lower actual and projected claims as a result of Company training and programs. Reduced costs were also recorded for employee benefits and pension expenses, outside purchased services and lower levels of bad debts, which are down because of lower customer bills -- the result of less energy used because of the warmer winter. Higher margins generated by service contract work also offset increases in other expense categories. Expenses related to conservation programs increased because of increased awareness of these programs and a corresponding increase in applications and approvals for qualified conservation projects.

   The twelve months ended June 1997 include the one-time costs related to a voluntary early retirement program, recorded in September of 1996. This created an increase in employee severence and pension costs for the twelve months ended June 1997. All the other expense variables listed above for the three and nine months ended periods impact the comparable twelve months ended periods in the same way.


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


   Other Income (Deductions)

   Overall, other income or deductions have not changed significantly between 1997 and 1996 for the quarter and twelve months ended June. There are several offsetting factors that have produced this result. These include higher income from merchandising operations, interest income from the investment of available cash balances and the absence of the 1996 costs associated with terminating the Company's regulated propane service program. These benefits were offset by higher premiums related to certain life insurance plans and higher promotional and advertising expenses.

   These same factors impact the nine months ended June 1997, as compared to 1996. In fiscal 1996, however, the Company had recorded the benefits from reduced insurance premiums that had resulted from the reconfiguration of certain policies. It is the absence of these benefits in fiscal 1997 that caused the change from other income to other deductions from 1996 to 1997.


   Interest and Debt Expense

   Interest expense is lower in all periods ending June 30, 1997, as compared to 1996. This decline in interest expense reflects lower levels of long-term debt outstanding, as a result of scheduled sinking fund payments, a reduced need for short-term borrowings for working capital, because of the warmer winter, and lower interest related to pipeline refunds and deferred gas costs.


   Earnings from Unregulated Operations

   The unregulated operations contributed $.05, $.15 and $.28 to earnings per share for the three, nine and twelve months ended June 1997. These compare to $.07, $.21 and $.49 contributed to earnings per share for the three, nine and twelve months ended June 1996.

   Twelve months ended June 1997 and 1996 include $.05 and $.24 of earnings per share, respectively, from certain special items. These were the sale of a building and land in the twelve months ended June 1997 and the settlement related to the termination agreement negotiated with a supplier of steam in the twelve months ended June 1996. The twelve months ended June 1996 earnings also include a charge of $(.05) per share in connection with legal matters related to the Company's interest in Iroquois.

   In April 1996 the Company increased its ownership interest in Iroquois from 2.4% to 4.87%. As a result, proportionately higher earnings from Iroquois were recorded in the nine and twelve months ended June 1997, as compared to 1996. These have offset lower contributions to earnings from district heating and cooling ("DHC") and other energy services. The lower earnings have resulted from increases in operating expenses which have been absorbed by the DHC and other energy services in order to maintain competitive pricing, lower DHC sales for winter heating because of the warmer weather, lower DHC sales for spring cooling because of cooler spring weather, and the absence of rental income from the building that was sold in fiscal 1996.



   MATERIAL CHANGES IN FINANCIAL CONDITION


   Cash Flows

   Over the three months and nine months ended June 1997, the cash received from day to day operations paid for the expenses related to those operations and for the Company's construction program, dividends and principal payments that were due on long-term debt. In the twelve months ended June 1997, the expenses of operations, construction costs, dividends and long-term debt principal payments that were due were paid from cash on hand at year-end 1996 together with cash received from operations. Cash received from operations in the twelve months ended June 1997 includes the proceeds from the unregulated operations' sale of a building and land.

   Cash flows from operations are lower in the nine and twelve months ended June 1997, as compared to 1996, primarily due to lower revenues because the Company's customers used less energy for heat during this year's warmer winter. They are higher in the quarter ending June 1997, as compared to 1996, because of the timing of customer receipts and the Company's payments of invoices.

   Throughout all of the periods ended June 1996 the proceeds from the June 1996 common stock issue combined with cash from operations to pay for day to day operating costs, construction costs and dividends and to repay short-term borrowings and long-term debt principal payments. Cash received from operations in the twelve months ended June 1996 includes the unregulated operations' receipt of the settlement amount from the termination of a steam supply contract.


   Investing Activities

   In June 1997 the Company and Koch Gas Services Company acquired the partnership interest of Bay State Energy Enterprises in the KBC Energy Services ("KBC") joint venture. As a result of this transaction the Company's interest in KBC has increased from one third to one half. At June 30, 1997 the Company's investment in KBC was approximately $355.


   Regulatory Matters

   Local gas distribution companies ("LDCs") pass on to firm customers any increases or decreases in gas costs from those reflected in tariff charges under Purchased Gas Adjustment ("PGA") provisions. During fiscal 1996, the Connecticut Department of Public Utility Control ("DPUC") initiated a review of the need to continue PGA accounting for all Connecticut LDCs. In April 1997 the DPUC issued a decision affirming the need to continue the PGA.

   PART II - OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------

   (a)  Exhibits

        99(i)       Exhibit Index

        10(cviii)   Connecticut Natural Gas Corporation Employee Savings Plan
                    Trust Agreement, including amendments thereto, filed as
                    exhibit 4(ii) to the Connecticut Natural Gas Corporation
                    Employee Savings Plan Registration Statement on Form S-8, filed with the Commission on July 20, 1994 (Commission File
                    No. 33-54643)

        10(cix) Connecticut Natural Gas Corporation Union Employee Savings Plan Trust Agreement, including amendments thereto, filed as exhibit 4(ii) to the Connecticut Natural Gas Corporation Union Employee Savings Plan Registration Statement on Form S-8, filed with the Commission on July 20, 1994 (Commission File No. 33-54653)

        10(cx) First Amendment to Connecticut Natural Gas Corporation Employee Savings Plan Trust Agreement, dated March 25, 1997

        10(cxi) First Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan Trust Agreement, dated March 25, 1997

        10(cxii) Amendment to Connecticut Natural Gas Corporation Officers' Retirement Plan, dated March 25, 1997

        10(cxiii)   Fourth Amendment to Connecticut Natural Gas Corporation
                    Deferred Compensation Plan, dated March 25, 1997

        10(cxiv) First Amendment to Connecticut Natural Gas Corporation Executive Restricted Stock Plan, dated March 25, 1997

        10(cxv) Third Amendment to CNG Nonemployee Directors' Fee Plan Trust Agreement, dated March 25, 1997

        10(cxvi) Fourth Amendment to The Connecticut Natural Gas Corporation Officers Retirement Plan and Deferred Compensation Plan Trust Agreement, dated March 25, 1997

        10(cxvii)   Second Amendment to Agreement and Declaration of Trust,
                    Connecticut Natural Gas Corporation Employee Benefit Trust, dated March 25, 1997

        10(cxviii)  Sixth Amendment to Connecticut Natural Gas Corporation
                    Employee Savings Plan (As Amended and Restated, Effective as of January 1, 1989), dated May 2, 1997

        10(cxix) Seventh Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan (As Amended and Restated, Effective as of January 1, 1989), dated May 2, 1997

        10(cxx) First Amendment to CNG Nonemployee Directors' Fee Plan, dated May 2, 1997

         27         Financial Data Schedule


   Item 6.  Exhibits and Reports on Form 8-K (concluded)
   ----------------------------------------------------


   (b) A report on Form 8-K was filed on April 1, 1997 by the Connecticut Natural Gas Corporation ("CNG"), Commission File NO. 1-7727, CIK 0000023432, to disclose the Company's reorganization into a holding company structure and the resulting change in control of CNG, making CNG a wholly owned subsidiary of a new holding company, CTG Resources, Inc. The Agreement and Plan of exchange which effected the reorganization and a press release issued by CNG announcing the reorganization were also filed as exhibits to this Form 8-K.

                                     SIGNATURE





   Pursuant  to  the  requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on  its  behalf  by  the undersigned thereunto duly authorized.


                                            CTG RESOURCES, INC.




   Date    08/13/97                     By:   S/ Andrew H. Johnson
       --------------------                 -----------------------------------
                                                    (Andrew H. Johnson)
                                         Treasurer and Chief Accounting Officer


                                            (On behalf of the registrant and as
                                                  Chief Accounting Officer)