Form 10-K405
period 1997-09-30
CTG RESOURCES INC
filed 1997-12-19
CIK 1026869

===========================================================================
                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
                                     FORM 10-K
   (Mark One)
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended September 30, 1997
                             ------------------
                                        OR,
   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                 to
                                  ---------------    ------------------
   Commission file number 1-12859
                          -------
                                CTG Resources, Inc.
   ---------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                Connecticut                                 06-1466463
   ---------------------------------------         ----------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

             100 Columbus Blvd.
             P.O. Box 1500
             Hartford, Connecticut                           06144-1500
   ---------------------------------------         ----------------------------
   (Address of principal executive offices)                  (Zip code)

   Registrant's telephone number, including area code (860) 727-3010
                                                         ---------------

   Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of Each Exchange on
              Title of Each Class                        Which Registered
              -------------------                  ----------------------------
             Common Stock - No Par                    New York Stock Exchange
   ----------------------------------------        ----------------------------

   Securities registered pursuant to Section 12(g) of the Act:
   None
   ---------------------------------------------------------------------------
                                 (Title of Class)

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
   amendment to this Form 10-K.   x
                                -----
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.    Yes  x   No
                                                        -----    -----
   State the aggregate market value of the voting stock held by nonaffiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.)
      The aggregate market value of the voting stock held by nonaffiliates
   ---------------------------------------------------------------------------
      of the Registrant on November 3, 1997 was $263,567,358.
   ---------------------------------------------------------------------------
   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants).
   ---------------------------------------------------------------------------
     Number of shares of Common Stock outstanding as of the close of business
   ---------------------------------------------------------------------------
     on December 1, 1997 was 8,652,169.
   ---------------------------------------------------------------------------
                        DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.
      Definitive Proxy Statement for the Company's January 1998 Annual
   ---------------------------------------------------------------------------
      Meeting (Part III)
   ---------------------------------------------------------------------------

                                      PART I

   ITEM 1. BUSINESS
   ----------------

     General
     -------

     CTG Resources, Inc. ("the Company" or "CTG") is a Connecticut corporation organized as a holding company with two wholly owned subsidiaries:
     Connecticut Natural Gas Corporation ("CNG") and The Energy Network, Inc. ("TEN"). CTG was established as a holding company and the parent of CNG in March of 1997. CTG subsequently became the parent of CNG's wholly owned subsidiary, TEN, in April of 1997. This reorganization into a holding company structure effectively separated the Company's regulated natural gas business, CNG, and the diversified unregulated businesses held by TEN. Management believes that the holding company structure offers the best means of providing the Company with the increased flexibility which will be required to compete in the rapidly deregulated energy marketplace.

     CTG's headquarters are in Hartford, Connecticut. At September 30, 1997, the Company employed 573 people. The Company's no par common stock is traded on the New York Stock Exchange, under the symbol CTG. Previously issued preferred stock of CNG is traded on the over-the-counter market.

     CTG's principal business is the distribution, transportation and sale of natural gas through CNG. This business is subject to extensive regulation. CTG's diversified businesses are unregulated and provide energy-related products and services, primarily district heating and cooling.

     Segment information for all relevant periods is included in the Notes to the Financial Statements filed in Part II, Item 8 of this report.


     Seasonality
     -----------

     The Company's operations are seasonal. Most of the Company's gas revenues and related operating expenses occur during the winter heating season, October to April. Natural gas usage in the Company's service area is greater for heating purposes in winter and less for cooling in summer. Natural gas usage for nonheating purposes remains steady throughout the year. Accordingly, earnings are highest during the first and second quarters of the fiscal year, which begins October 1, and the third and fourth quarters frequently show a net loss. The impact of seasonality on cash flows is discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's unregulated district heating and cooling businesses experience peak loads during the winter heating and summer cooling seasons.

     Competition
     -----------

     In recent years, the natural gas industry has undergone structural changes in response to Federal regulatory policy intended to increase competition. In 1992, the Federal Energy Regulatory Commission ("FERC") issued Order 636, which required all interstate gas pipelines to provide "unbundled," or separate, gas transportation and storage services and to discontinue their bundled merchant sales operations, which included the gas acquisition function. Similarly, the Company has offered firm transportation rate tariffs to nonresidential customers since April 1, 1996. The impact of the FERC Order 636 and the resulting deregulation of the gas industry has continued to heighten competition and has changed the nature of the Company's business.

     The Company has historically distributed and sold natural gas to its customers without substantial competition from other gas utilities, cooperatives or other providers of natural gas. At the local level, as a result of FERC Order 636 and Connecticut deregulation, the Company faces increasing competitive pressures as other providers of gas seek opportunities to make gas sales to the Company's commercial and industrial customers.

     The Company also competes with suppliers of oil, electricity and propane for cooking, heating, air conditioning and other purposes. Competition is greatest among the large commercial and industrial customers who have the capability to use alternative fuels. The volatile effect of this price-sensitive load is somewhat overcome through the use of flexible rate schedules which allow gas pricing to meet alternative-fuel competition. The Company's transportation rate tariffs are designed to recover a margin on each transaction that is comparable to the margin that the Company would have received if it were making a system sale of natural gas.

     The diversified businesses own and operate district heating and cooling systems ("DHC"), which distribute and sell steam, hot water and chilled water to office complexes and other large buildings in the City of Hartford. Once DHC has been selected, the risk of competition from alternate fuels is diminished because of the cost of the equipment necessary to utilize an alternative energy source.


     Regulatory Jurisdiction
     -----------------------

     CNG's principal business is the distribution of natural gas, and this business is subject to regulation by the Connecticut Department of Public Utility Control ("DPUC") as a public service company. The scope of this regulation encompasses rates, standards of service, issuance of certain securities, safety practices and other matters. Retail sales of gas by the Company and deliveries of gas owned by others are made pursuant to rate schedules and contracts filed with and subject to DPUC approval. In general, the firm rate schedules provide for some reductions in the unit price of gas as greater quantities are used. The rate schedules contain purchased gas adjustment provisions as described in Note 1 to the Financial Statements (included in Part II, Item 8 herein).

     Businesses operated by TEN are not public service companies under state law, and hence they are not subject to regulation by the DPUC. However, intercompany transactions between CNG and its affiliates are subject to review and/or approval by the DPUC.

     The regulation of interstate sales of natural gas is under the jurisdiction of the FERC. The Company is subject to the direct jurisdiction of the FERC for any off-system sales the Company makes in interstate commerce. The FERC regulates the Company's pipeline gas suppliers and transporters, and the Company closely follows and participates in numerous proceedings before FERC. Through an unregulated subsidiary, of TEN, TEN Transmission Company ("TEN Transmission"), the Company is a 4.87% equity partner in the Iroquois Gas Transmission System Limited Partnership ("Iroquois"), which is subject to regulation by FERC.


     Natural Gas Business (Regulated)
     -------------------------------

     CNG is a Connecticut corporation organized in 1848 and headquartered in Hartford, Connecticut. CNG is engaged in the distribution, transportation and sale of natural gas in Hartford and 20 other cities and towns in central Connecticut and in Greenwich, Connecticut. This business is subject to extensive regulation. Many aspects of this traditional business have changed or are expected to change as deregulation of the industry occurs. Later sections of this document address these changes (See, for example, the sections entitled "Regulatory Matters" and "Competition.").

     Consolidated gas operating revenues were $283,324,000 for the fiscal year ended September 30, 1997 and were derived approximately 51% from residential customers, 21% from commercial firm customers, 1% from industrial firm customers, 15% from interruptible customers, 10% from off-system sales and 2% from the aggregate of transportation of customer-owned gas and other gas-related revenues. There were $2,403,000 of revenues from sales to affiliated companies. The gas distribution business contributed 93% of consolidated revenues over the three fiscal years ending 1997. During the fiscal year ended September 30, 1997, the peak-day sendout of gas was 263,878 thousands of cubic feet ("mcf") which occurred on January 18, 1997.

     CNG has one wholly owned subsidiary, CNG Realty, Corp. ("CNGR"), which was formed in 1977. CNGR is a single purpose corporation which owns the Company's Operating and Administrative Center located on a 7-acre site in downtown Hartford, Connecticut. This facility is leased to CNG. CNGR engages in no other business activity.


     Gas Supply -

     The Company's current gas supply contract portfolio reflects the results of a continuing supply diversification strategy. The purpose of such a strategy is to hold a secure, flexible, best-cost gas supply portfolio, which allows the Company to respond quickly and appropriately as customer needs change.

     The Company purchases natural gas on a long-term and seasonal basis from producers and, when economics dictate, on a short-term basis in the spot market. Pipeline services purchased include firm and interruptible transportation service. Gas storage service in the northeast and in the southeast production area is purchased from both pipelines and storage contractors.

     The Company's principal and most economical source of gas is pipeline-delivered natural gas. Because of limited transportation capacity, pipelines may be unable to meet all of the Company's needs during the coldest periods of the year. Therefore, the Company also utilizes liquefied natural gas ("LNG") and, to a much lesser extent, propane mixed with air ("LP-Air"). LNG and LP-Air are usually more expensive than natural gas. Therefore, they are used primarily during the winter months for peak shaving when the demand for gas is greatest and exceeds deliverable supplies of natural gas through the pipelines.

     The Company currently holds pipeline transportation contracts with Algonquin Gas Transmission Company ("AGT"), CNG Transmission Corporation ("CNGT"), Iroquois Gas Transmission System ("IGTS"), National Fuel Gas Supply Corporation ("NFGS"), Tennessee Gas Pipeline Company ("TGP"), Texas Eastern Gas Transmission Corporation ("TETCO"), and Transcontinental Gas Pipeline Corporation ("TRANSCO"). The various agreements expire at different times through 2012 and provide for the delivery of a total maximum daily quantity of approximately 170,596 mcf and maximum annual quantity of approximately 48,708,730 mcf. The Company also has signed supply contracts directly with upstream producers to provide the natural gas for these transportation arrangements.

     The Company has contracted for storage service in various locations and with diverse expiration dates through 2012. Under these arrangements, gas available during the warmer months of the year is stored underground in locations that, although out-of-state, are accessible for use during the colder winter months of the year and for balancing throughout the year.

     The gas supply which feeds into the Company's firm transportation rights on the interstate pipelines has been contracted for directly with producers of natural gas ("Direct Producer Contracts"). The Direct Producer Contracts are diverse in terms of expiration date, supply location, price, flexibility, etc. as part of the Company's gas supply diversification strategy.

     The Company continues to be very active in the area of purchasing gas directly from producers both in the spot market and under long-term arrangements. Currently, the Company purchases all of its gas under such arrangements. Spot market volumes are those purchased under short-term arrangements from producers and gas withdrawn from storage which had been purchased directly from producers for injection to that storage. Spot market purchases are set by negotiation with the supplier.

     Under FERC Order 636, a pipeline may not terminate service to a long-term firm transportation customer if that customer elects to exercise a "right of first refusal" following the initial contract term expiration. This requires the customer to match the price and length terms of another offer made to the pipeline to continue to purchase such service. The price for such continued firm transportation service would be capped at the maximum price determined as a just and reasonable rate under FERC jurisdiction.

     In addition to its pipeline gas supplies, the Company owns an LNG plant in Rocky Hill, Connecticut. This plant has the design capacity to liquefy approximately 6,000 MCF per day and store 1,206,000 MCF. The LNG plant is not a source of additional gas, but it permits the Company to liquefy and store gas during the summer and to deliver the stored gas during the following winter. The plant has the design capacity to vaporize 60,000 MCF per day.

     LP-Air is a source of peak shaving supply to the Company. The Company has approximately 720,000 gallons of on-site propane storage which can produce the equivalent of approximately 8,208 MCF of natural gas per day.


     Regulatory Matters -

     In August 1997 the DPUC initiated a generic proceeding to investigate firm transportation and unbundling in Connecticut. The unbundling review process, which includes collaboration between many industry stakeholders, will be held in two phases. Phase I, currently in progress, will address the status of existing firm transportation service for commercial and industrial customers, primarily focusing on streamlining the local natural gas distribution companies' ("LDCs") administrative processes.

     Phase II will explore the myriad of important issues related to fully unbundled, competitive gas service for all customers, including residential. These issues will include recovery of stranded costs, the LDCs' obligation to serve customers who choose other suppliers, a marketer code of conduct and consumer protection, use/role of fixed price hedging tools, future decisions regarding pipeline capacity entitlements, and public policy programs.

     In August 1996, CNG filed an application to expand firm transportation service to multi-unit residential customers with six or more dwelling units (i.e., large apartment complexes). Transportation had only been available to commercial and industrial customers. The Department approved this proposal in December 1996, allowing CNG to better compete in this market relative to alternate fuel competition.

     In February 1996, the Department initiated a DPUC Review of the Purchased Gas Adjustment ("PGA") clause. The purpose of the generic review was to determine the appropriateness of the PGA mechanism in light of emerging competition and the evolution of "unbundling" of services provided by LDCs and the pipelines. The PGA allows LDCs to recover gas costs on an automatic flow-through basis. The DPUC's April 1997 Decision reaffirmed the appropriateness of the PGA clause given the continued volatility of gas prices and significant proportion of gas costs relative to an LDC's total operating and maintenance expenses.

     In August 1996, CNG filed a petition to extend its meter test cycle in an effort to save costs. Existing regulations required CNG to remove and test all meters that are in the field for ten years. CNG requested that the test period be extended to twenty years, noting improved quality and accuracy in current metering technology. The DPUC approved a performance-based test plan in September 1997.

     In September 1996, CNG and CTG filed and application with the DPUC to reorganize CNG into a holding company structure under which CNG would become one of two wholly owned subsidiaries of CTG Resources, Inc. The new holding company structure, which was approved in November 1997 and became effective in March 1997, allows CNG to better position its management, financing vehicles, and energy related products and services to the distinct regulated and unregulated markets in which it competes.

     In August 1995, the DPUC initiated a management audit of CNG which was performed by an independent management consulting firm. A final report containing the firm's findings, conclusions and recommendations was issued in November 1996. CNG issued a response to the recommendations contained in the report in March 1997, indicating the course of action to be taken with respect to each recommendation with which it concurred and the reasons for disagreement with those to which it took exception. In the opinion of management, the recommendations being implemented will not have any material adverse effect on the Company's results of operations. The DPUC has informed CNG that it will initiate a second phase of the management audit which will focus on several areas of CNG's operations in which opportunities for improvements were identified by the initial audit. The second phase is scheduled to begin in December 1997.


     Diversified Businesses (Unregulated)
     -----------------------------------

     At September 30, 1997, the diversified businesses of the Company included TEN and its wholly owned subsidiaries The Hartford Steam Company ("HSC"), TEN Transmission Company ("TEN Transmission"), ENI Gas Services, Inc. ("ENI Gas") and ENServe Incorporated ("ENServe").

     TEN was incorporated in 1982 and is engaged in the operations described in the following paragraphs. TEN and HSC together provide DHC services to a number of large buildings in Hartford, Connecticut. TEN Transmission owns the Company's share of Iroquois. ENServe offers energy system operating and maintenance services. ENI Gas owns the Company's one-half interest in KBC Energy Services ("KBC"). TEN's other operating divisions offer energy equipment rentals, property rentals and financing services.

     TEN Transmission, which was formed in 1986, owns the Company's 4.87% share of Iroquois. Iroquois operates a natural gas pipeline which transports Canadian natural gas into the states of New York, Massachusetts and Connecticut.

     HSC, incorporated in Connecticut in 1961, owns and operates a central production plant and distribution system for the processing and distribution of steam for heating and chilled water for cooling to a number of offices, stores and other large buildings in downtown Hartford, Connecticut.

     HSC chills its own water supply for district cooling and produces its own steam from its existing boilers. HSC also purchases steam from the Downtown Cogeneration Associates Limited Partnership ("DCA"), which sells steam to HSC under a twenty-year contract. TEN is a 50% partner in the DCA with two unrelated third parties. The DCA owns and operates a four-megawatt cogeneration facility on the roof of a downtown Hartford building complex. Electricity generated from this unit is sold to The Connecticut Light and Power Company under a twenty-year contract expiring in 2007. During fiscal 1997, TEN provided cogeneration management and consulting services to DCA.

     The Capitol Area System ("CAS") is a district heating and cooling system serving a section of the City of Hartford, Connecticut. TEN owns the distribution system and purchases hot and chilled water from a third party. TEN also provides marketing services to this third party.

     TEN's energy equipment rentals division and its financing division were joined to form TEN's financing operations in fiscal 1997. TEN owns natural gas water heaters and natural gas conversion burners which it leases to customers in the residential market.

     In October 1997, the Company entered into an agreement to sell the physical assets and business of ENServe, subject to arrangements concerning certain uncompleted contracts and commitments. These arrangements are expected to be completed in fiscal 1998. ENServe previously had offered energy system management services and energy conservation services to residential, commercial and industrial customers throughout Connecticut.

     ENI Gas was formed to own the Company's interest in KBC. KBC markets natural gas supplies, other energy sources and energy management related services on a nonregulated basis to commercial and industrial end users, primarily in New England.

     Environmental Considerations
     ----------------------------

     The Company has not experienced and does not anticipate any significant problem in complying with laws and regulations pertinent to its business concerned with protecting the environment. Additional information regarding environmental considerations is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations, filed in Part II, Item 7 of this report, and the Notes to the Financial Statements, filed in Part II, Item 8 of this report.


     Franchises
     ----------

     CNG holds franchises, granted by the Legislature of the State of Connecticut, and other consents which it considers to be valid and adequate to enable it to carry on its operations, substantially as now carried on, in each of the communities which it serves.

   ITEM 2. PROPERTIES
   ------------------

     At September 30, 1997, CNG owns gas distribution mains, a natural gas liquefaction plant, propane gas storage tanks, metering stations, gas service connections, meters, regulators and other equipment necessary for the operation of a gas distribution system. Substantially all of the Company's properties are subject to the lien of the Indenture of Mortgage and Deed of Trust securing its first mortgage bonds. The properties, in management's opinion, are maintained in good operating condition. The gas mains are located principally under public streets, roads and highways.

     TEN owns a distribution system located in the Capitol area of Hartford, Connecticut for the distribution of hot water for heating and chilled water for cooling. This property was financed with industrial revenue bonds secured by a letter of credit with a bank.

     The financing division of TEN owns water heaters and conversion burners which it leases to its customers in the residential market.

     HSC owns a central production plant and distribution system, which includes a chilled water storage tank, in downtown Hartford, Connecticut for the processing and distribution of steam for heating and chilled water for cooling.

     CNGR owns the Operating and Administrative Center in Hartford which is leased by the Company. The center is subject to the lien of the Mortgage Deed under which the CNGR's first mortgage notes are issued.

   ITEM 3. LEGAL PROCEEDINGS
   -------------------------

     In November 1995, certain Connecticut plumbers and HVAC contractors filed a class action suit against CNG and the State's two other LDCs, claiming that the LDCs engaged in unfair trade practices relating to customer service work. The action alleged that the LDCs unfairly competed with licensed plumbers and contractors by performing customer service work using customer service employees who did not possess State trade licenses. Previously, the LDCs claimed that the work was performed under a statutory exemption enacted in 1965 and amended in 1967. In 1996, the Connecticut Court of Appeals upheld an administrative ruling against the LDCs' position.

     The plumbers and contractors are currently asserting claims for profits which they allege were lost during prior years. There has not been any settlement demand or any formal statement of alleged damages. As a result, management cannot estimate CNG's potential exposure related to these claims. CNG is vigorously defending this matter.

     On July 28, 1997, CNG filed suit in state court against another Connecticut local gas distribution company seeking to enjoin that company from serving retail customers in a town in which CNG currently serves customers. A hearing is scheduled for January 1998, and a decision on the merits of CNG's claims is expected in a matter of weeks following that hearing. The outcome of this litigation and its impact cannot be assessed at this time.

     The Company is not a party to any other litigation other than ordinary routine litigation incident to the operations of the Company or its subsidiaries. In the opinion of management, the resolution of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.



   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   -----------------------------------------------------------

     There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ending September 30, 1997.

   Executive Officers of the Registrant
   ------------------------------------
   All executive officers' terms of office are one year.

   Victor H. Frauenhofer                                    Age - 64
   Chairman and Chief Executive Officer and Director

     Business experience:
        1996 - Present  Chairman and Chief Executive Officer
        1991 - 1996     Chairman, President and Chief Executive Officer
        1987 - 1991     President and Chief Executive Officer
        1983 - 1987     President and Chief Operating Officer


   Arthur C. Marquardt                                      Age - 50
   President and Chief Operating Officer

     Business experience:
        1996 - Present  President and Chief Operating Officer
        1992 - 1996     Senior Vice President - Gas Business Unit,
                            Long Island Lighting Company
        1991 - 1992     Vice President - Strategic Business Planning,
                            Long Island Lighting Company


   James P. Bolduc                                          Age - 48
   Executive Vice President and Chief Financial Officer

     Business experience:
        1996 - Present  Executive Vice President and Chief Financial Officer
        1993 - 1996     Senior Vice President - Financial Services
                            and Chief Financial Officer
        1992 - 1993     Vice President, Consumer Services
        1989 - 1991     Vice President, Distribution and Customer Service
        1987 - 1989     Vice President Corporate, Regulatory
                            and Customer Services
        1985 - 1987     Vice President Diversified Group


   Anthony C. Mirabella,                                    Age - 57
   Senior Vice President - Operations and Chief Engineer

     Business experience:
        1997 - Present  Senior Vice President - Operations and Chief Engineer
        1993 - 1997     Vice President - Operations and Chief Engineer
        1992 - 1993     Vice President, Distribution/Engineering Services
                            & Chief Engineer
        1989 - 1991     Vice President & Chief Engineer
        1988 - 1989     Vice President Nonregulated Operations
        1987 - 1988     Vice President Affiliated Resources Corporation
        1985 - 1987     Vice President Business Development Group

   Executive Officers of the Registrant (Concluded)
   -----------------------------------------------

   Reginald L. Babcock                                      Age - 46
   Vice President, General Counsel and Secretary

     Business experience:
        1997 - Present  Vice President, General Counsel and Secretary
        1996 - 1997     Vice President - Administrative Services and General
                           Counsel and Secretary
        1993 - 1996     Vice President - Corporate Services and General Counsel
                            and Secretary
        1989 - 1993     Vice President, General Counsel and Secretary
        1985 - 1989     Secretary and Counsel
        1983 - 1985     Assistant Secretary and Counsel

                                      PART II



   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
   -------------------------------------------------------------
            SECURITY HOLDER MATTERS
            -----------------------

     The Company's common stock is listed on the New York Stock Exchange. The high and low sales prices for each quarterly period during the years ended September 30, 1997 and 1996 were as presented in the table below. These prices are based on the New York Stock Exchange NYSENet stock quotation service.

                           QUARTERLY COMMON STOCK PRICES
                           -----------------------------
                                  1997                       1996
                          --------------------       --------------------

     Fiscal Year            High         Low           High         Low
     ---------------       ------       ------        ------       ------

     First Quarter         25 1/2       22 5/8        25 1/8       21 5/8
     Second Quarter        25 3/8       21 3/8        24 1/2       22 3/4

     Third Quarter         22 1/4       20 3/4        24 5/8       21 7/8
     Fourth Quarter        23 13/16     21 5/8        24 1/4       22

     There were 8,744 record holders of the Company's common stock at November 3, 1997.

     Cash dividends are declared on the Company's common stock on a quarterly basis out of funds legally available therefor. The total amount of dividends declared was $1.52 per share in 1997 and $1.50 per share in 1996. Funds utilized by the Company for the payment of dividends are typically received as dividends from its subsidiaries, CNG and TEN. Under the most restrictive terms of the open-end indenture securing CNG's first mortgage bonds, as amended, retained earnings of $23,135,000 were available for CNG to pay dividends at September 30, 1997. There are also certain restrictions relating to CNG's classes of preferred stock as to which dividends and sinking fund obligations must be paid prior to the payment of common stock dividends.

     As a provision of a Forward Equity Purchase Agreement between CTG and TEN, dated October 1, 1997, the Company is restricted from declaring or paying any dividends or distributions to holders of its common stock if any amounts due and payable under this agreement are in arrears (See Note 12 to the Financial Statements in Part II, Item 8). There are no other restrictions on the Company's present or future ability to pay such dividends. The Company expects that future cash for dividends will be available.

     In connection with a stock repurchase plan which occurred in the first quarter of fiscal 1998 (See Note 12 to the Financial Statements in Part II, Item 8) the Company reduced its quarterly dividend on common stock from $0.38 ($1.52 annually) to $0.25 ($1.00 annually) per share, effective with the first quarterly dividend of fiscal 1998, payable on December 19, 1997 to shareholders of record on December 5, 1997. The Company's Board of Directors has recently established a target of paying out as dividends approximately 50% to 55% of the Company's earnings on average. The declaration and payment of future dividends will be dependent on the Company's earnings and financial condition, economic and market conditions and other factors deemed relevant by the Company's Board of Directors.

   ITEM 6. SELECTED FINANCIAL DATA
   --------------------------------

     FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS
     (Thousands of Dollars)

                                 1997      1996     1995      1994      1993
                                ------    ------   ------    ------    ------
   Operating revenues           $305,565 $315,363  $275,185  $290,662 $265,337

   Net income applicable
     to common stock            $ 17,013 $ 18,932  $ 16,957  $ 17,637 $ 16,788

   Earnings per share           $   1.60 $   1.87  $   1.71  $   1.85 $   1.76

   Total assets                 $464,287 $466,979  $465,039  $458,554 $444,585

   Long-term obligations        $126,787 $136,432  $150,390  $154,193 $137,984

   Cash dividends declared
     per common share           $   1.52 $   1.50  $   1.48  $   1.48 $   1.46
   Dividend payout ratio            95.0%    80.2%     86.6%     80.0%    83.0%

   P/E ratio                          14       13        13        13       18

   Market price as a %
     of book value -
     year-end                      145.9%   152.9%    146.8%    162.0%   225.6%


   (Certain amounts for 1996 and prior years have been reclassified to conform with 1997 classifications.)

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1997
       -----------------------------------------
       (Thousands of Dollars Except for Per Share Data)


       As of the close of business on March 31, 1997, CTG Resources, Inc. ("the Company" or "CTG") became the holding company and parent of the Connecticut Natural Gas Corporation ("CNG"). As of the close of business on April 30, 1997, CNG's unregulated business and wholly owned subsidiary, The Energy Network, Inc. ("TEN"), became a wholly owned subsidiary of CTG. Management believes that this is the preferred form of organization for CTG as the era of deregulation in the natural gas industry continues. The holding company structure will provide CTG and its subsidiaries with the increased flexibility that is needed to compete in a rapidly changing energy marketplace. For financial reporting purposes, the consolidated statements for CTG are consistent with those that have been previously presented for CNG.

       CNG is an energy provider engaged in the regulated distribution, sale and transportation of natural gas. CTG's diversified businesses are unregulated and are held by TEN. The diversified businesses are offered through operating divisions or wholly owned subsidiaries and include energy-related products and services, district heating and cooling, energy equipment rentals and financing, energy system management and operating services and the Company's equity investments in several partnerships.

       In October 1997, subsequent to year-end, TEN repurchased 2.0 million shares of CTG common stock for $52,000. TEN financed the purchase with a combination of revolving bank debt and the issuance of Senior Subordinated Notes. The shares repurchased by TEN were transferred by the depositary directly to CTG. In connection with the repurchase, CTG reduced its quarterly dividend on common stock from $0.38 ($1.52 annually) to $0.25 ($1.00 annually) per share, effective with the first quarter of fiscal 1998. In future periods the lower shares outstanding should help to increase overall earnings per share. In the long-term, the lower dividend will enable CTG to retain more of its earnings to fund the future growth of the Company.


       RESULTS OF OPERATIONS
       ---------------------

       Net income applicable to common stock and earnings per share for the fiscal years ended September 30, 1997, 1996 and 1995 were $17,013 ($1.60), $18,932 ($1.87) and $16,957 ($1.71), respectively. Earnings for 1996 include a nonrecurring item: the proceeds from the sale of a building by the diversified businesses, equivalent to $.05 per share. Earnings in 1995 include two nonrecurring items: a gain of $.24 per share relating to a negotiated settlement for the termination of a steam supply contract and a charge of $(.05) per share in connection with the settlement of legal matters relating to the Company's interest in the Iroquois Gas Transmission System ("Iroquois").

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1997 (continued)
       ----------------------------------------------------

       Lower fiscal 1997 earnings are the result of the warmer weather experienced in the Company's natural gas service area during the winter heating season. The Company's customers' greatest use of energy during the year is in the winter, mostly for the purpose of heating their homes or businesses.

       Warmer weather also impacts several other areas of the financial statements. For example, the cost of energy is lower because the Company acquired less gas to satisfy customers' requirements. Interest expense is lower because the Company did not need to borrow as much cash on a short-term basis to buy equivalent gas volumes. Bad debt expense is lower because of both smaller customers' bills and overall favorable collection efforts. Overtime labor is lower because of fewer weather related calls. The impact of a higher effective income tax rate somewhat offset these benefits to earnings. Other important contributing factors to all years include changes in the mix of sales, customer usage, the cost of natural gas and related profit margins.

       An increase in natural gas rates granted to the Company by the Connecticut Department of Public Utility Control ("DPUC"), effective October 1995, and a significantly colder winter are the principal reasons for the higher earnings reported for fiscal 1996. Higher operating expenses and a higher effective income tax rate somewhat offset these benefits to earnings.

       Earnings from our diversified businesses represent the net effect of several diverse and offsetting influences.


       Gas Operating Margin

       Gas operating margin is equal to gas revenues less the cost of gas and Connecticut gross revenues tax. The following table presents revenues, gas operating margin and gas commodity and transportation volumes for fiscal 1997, 1996 and 1995, respectively:

                                                           1997            1996            1995
                                                           ----            ----            ----

       Gas Revenues                                      $283,324        $292,852        $254,006
                                                         ========        ========        ========
       Gas Operating Margin                              $112,446        $116,104        $103,267
                                                         ========        ========        ========
       Commodity and Transportation
         Volumes (mmcf)
           Firm Gas Sales                                  22,354          23,911          21,361
           Interruptible Gas Sales                          9,573           8,614           8,554
           Off-System Gas Sales                            10,164          12,435          16,265
           Transportation Services                          4,131           4,336           7,695
                                                          -------         -------         -------
              Total                                        46,222          49,296          53,875
                                                          =======         =======         =======

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1997 (continued)
       ----------------------------------------------------

       Changes in weather patterns from year to year impact the contribution to operating margin by the different customer classes, because of required changes in overall throughput mix among the various customer classes and the different per-unit margin contributed by each customer class. Firm sales contribute the highest per-unit operating margin of all customer classes.

       Warmer weather during the fiscal 1997 heating season resulted in lower use per customer and reduced sales and operating margin, especially from the firm class of customers. Off-system sales and transportation services have also shown decreases in fiscal 1997 as a result of the warmer winter weather.

       The reduced firm customers' needs in the 1997 winter made gas available for sale to interruptible customers and resulted in higher interruptible sales in fiscal 1997. However, interruptible per-unit margins were lower in fiscal 1997 because of the cost of gas associated with those sales. Margin earned above a prescribed target level on interruptible sales is refunded to firm ratepayers, as required by the DPUC.

       New, higher firm rates, approved by the DPUC effective October 1995, together with significantly colder winter weather, resulted in the higher gas operating margin earned in fiscal 1996.

       Off-system sales permit the Company to market short-term gas supplies and transportation services by contract with customers nationwide. However, these sales volumes contribute the smallest per-unit operating margin. The significance of the off-system sales program is that the Company acts as an independent marketer of natural gas and transportation, enabling the Company to generate operating margin from a source not restricted by the capacity of the Company's own distribution system or curtailment limitations driven by system demand. A significant portion of margin earned on off-system sales is refunded to firm ratepayers, as directed by the DPUC.

       Off-system sales were lower in fiscal 1997, as compared to 1996, because of the warmer winter weather and corresponding reduced need for fuel for heating purposes and the absence of production area sales that were made in prior years. Off-system sales are lower in fiscal 1996, as compared to 1995, for two reasons. During the colder winter the Company chose to be more conservative and selective in its off-system sales, pursuing opportunities for better contributions to margin rather than higher volume sales. In the summer months the Company first used available gas supplies to fill storage facilities in preparation for the coming winter before offering available supply for off-system sales.

       Transportation services are sold under per-unit operating margins comparable to those earned on similar gas sales. Therefore the Company is financially indifferent as to whether it transports gas or sells gas and transportation together. The decrease in transportation throughput from 1995 to 1996 reflects the September 30, 1995 closing of the Hacogen cogeneration facility, which provided steam, under contract, to the district heating and cooling ("DHC") operations.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1997 (continued)
       ----------------------------------------------------


       Operating and Maintenance Expenses

       Lower operating and maintenance expenses recorded in fiscal 1997 represent the net effect of variations in many different costs. Lower costs were incurred for labor, reflecting the savings from early retirements and reduced overtime costs as a result of the warmer winter and fewer weather related expenses. A reduction in pension costs reflects the absence of the expenses related to the early retirement program offered in fiscal 1996 and reduced costs because of those retirements. Bad debt costs are lower mainly because of the lower natural gas bills experienced as a result of the warmer winter heating season. Costs related to workers compensation insurance were lower because of lower actual and projected claims (used to set the Company's premiums) as a result of the Company's aggressive monitoring of claims. Lower costs were also recorded for outside purchased services. Higher margins generated by service contract work also helped to offset increases in other expense categories.

       The October 1995, rate decision allowed the Company to recover certain expenses that had been previously deferred pending the outcome of the rate proceedings. Because of these additional amortizations and increases in certain other expense categories, higher operations and maintenance expenses were recorded beginning in fiscal 1996. Increases were recorded in the categories of wages and salaries, pension costs, employee benefits, conservation program expenses, insurance-related costs, regulatory commission and rate proceedings expenses and outside purchased services. The colder fiscal 1996 winter also resulted in increased bad debt costs related to the higher bills. These increases were somewhat offset by lower costs incurred for computer hardware rentals and maintenance and margins generated from service contract activity.

       The Company announced a voluntary early retirement program ("VERO") in September 1996, and 16 employees accepted retirement effective December 1, 1996. The VERO resulted in an overall 1.5 percent reduction in the total workforce.

       Year to year increases in depreciation result from annual additions to depreciable plant and reflect the Company's continued growth.


       Income Taxes

       The on-going turn around of flow-through tax depreciation differences on older plant and the absence, in fiscal 1997, of cost of removal deductions related to prior periods that were recorded during fiscal 1996, have resulted in an overall higher effective income tax rate in fiscal 1997. Higher taxable income and an increase to the Company's income tax reserve also added to the increase in income taxes in fiscal 1997.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1997 (continued)
       ----------------------------------------------------

       The overall effective income tax rate was also higher in fiscal 1996, as compared to 1995, due to the on-going turn around of flow-through tax depreciation differences on older plant and the absence of cost of removal deductions taken during 1995. These higher taxes are being recovered in CNG's rates.


       Other Income/(Deductions)

       The Company's equity in partnership earnings is a part of the results of operations from the CTG's diversified businesses and is explained in that context under the section "Earnings from Diversified Businesses."

       Higher deductions were recorded in fiscal 1997 because of lower interest income from overnight cash investments, higher promotional and advertising expenses and higher premiums related to insurance. These additional costs and reduced income were somewhat offset by the absence of the 1996 costs associated with converting the Company's regulated propane service program to natural gas.

       Nonrecurring income of $892 in fiscal 1996 relates to the diversified businesses' sale of land and a building in August 1996. The net after tax gain was $515, equivalent to $.05 per share. Aside from this item, more Other Income was recorded in fiscal 1996 from interest income earned by the investment of available cash balances and lower insurance costs realized from the reconfiguration of certain plans. This higher income was partially offset by increased promotional expenses and additional costs related to the conversion of the Company's regulated propane service program to natural gas.

       Two nonrecurring items were recorded in fiscal 1995: a one-time, after tax benefit of $2,379, equivalent to $.24 per share, from the termination of a steam supply agreement by the DHC operations, and a charge of $500, or $(.05) per share, to reflect the accrual of the Company's proportionate share of expenses in connection with legal matters of Iroquois.


       Interest and Debt Expense

       Interest related to long-term debt continues to decline as the amount of principal outstanding is reduced by scheduled sinking fund payments and early repurchases of issues that are near maturity. In fiscal 1996, the Company also realized the benefit of lower average interest rates on variable rate long-term debt.

       Other interest relates primarily to interest on short-term borrowings and interest associated with pipeline refunds and deferred gas costs. Short-term interest fluctuates as a result of changes in interest rates, short-term cash requirements and conversions to long-term debt.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1997 (continued)
       ----------------------------------------------------

       Short-term borrowings were needed in both 1997 and 1996 to supplement the seasonal changes in available cash from operations. In fiscal 1997, because of the warmer winter, the Company did not need to borrow as much cash on a short-term basis to support working capital requirements. The Company also recorded lower interest related to natural gas pipeline refunds and deferred gas costs. Short-term borrowings in the diversified businesses have been minimal as they have been able to meet their working capital needs from cash generated by day to day operations. In fiscal 1996, cash was available because of the timing of collections through the purchased gas adjustment ("PGA"), which was ultimately refunded to customers, and available cash on hand for working capital from the issue of common stock in June 1996.


       Earnings from Diversified Businesses

       The Company's diversified businesses are all unregulated and include TEN and TEN's wholly owned subsidiaries: The Hartford Steam Company ("HSC"), ENI Gas Services, ENServe, and TEN Transmission Company ("TEN Transmission"). TEN's Capitol Area Systems division and HSC provide DHC services to a majority of buildings in downtown Hartford, CT. ENServe offers energy system operating and maintenance services. TEN's other operating divisions offer energy equipment rentals and financing services. TEN Transmission owns the Company's share of Iroquois. ENI Gas Services owns the Company's one-half interest in KBC Energy Services ("KBC"). Refer to Note 1 to the Financial Statements for additional information regarding these investments.

       Earnings from the diversified businesses reflect the measures that have been taken in the last few years to position this area of the Company for future growth and development. In fiscal 1996, the property management business sold its land and building, realizing a gain of $.05 per share, and ceased operations. In April of 1996, the Company's equity interest in Iroquois was increased from 2.40% to 4.87%, and its equity in partnership earnings from Iroquois increased accordingly. In fiscal 1995, the DHC reached a settlement agreement related to steam supply and recorded a gain of $.24 per share. Earnings per share from ongoing operations were $.25 in 1997, $.30 in 1996 and $.25 in 1995.

       The reduction in earnings from ongoing operations in fiscal 1997 reflects the impact of two items: additional outside consultant expenses and losses incurred by ENServe. Subsequent to year-end, the physical assets of ENServe were sold.

       Higher earnings recorded from the Company's equity interest in several partnerships, as described above, and positive earnings from DHC activities in fiscal 1997 have offset the majority of the impact of the items described above. During fiscal 1997, the DHC business implemented cost-containment measures and upgraded and/or modified the equipment which produces steam for heating, reducing the cost of company-produced steam from 1996 levels. DHC operating earnings also benefited from lower interest expense because ongoing cash from operations eliminated the need for short-term borrowings for working capital throughout fiscal 1997.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1997 (continued)
       ----------------------------------------------------

       DHC earnings in fiscal 1997 are also impacted by changes in weather. Warmer winter weather and cooler summer weather did result in lower sales volumes, but variable costs of DHC service also declined and overall sales were not as low as they could have been because customer usage patterns did not fluctuate as much as the changes in the weather.


       In fiscal 1996, DHC activities incurred higher operations and maintenance expenses. The impact of these costs was somewhat offset by higher winter season steam and hot water sales, as a result of the colder weather, and lower average interest rates on variable rate long-term debt. Initial operating losses related to energy system operating and maintenance services offered by ENServe also lowered earnings from ongoing operations in fiscal 1996.


       Steam Supply

       Through fiscal 1995 one of the DHC operations' suppliers of steam was a cogeneration facility owned by an unrelated third party, the Hacogen partnership ("Hacogen"). The steam supply agreement with Hacogen was terminated, effective September 30, 1995. According to the terms of the negotiated settlement, the DHC operations received consideration of $9,519, representing the payment of all past due amounts owed by Hacogen and certain additional amounts as a result of the contract termination:
       $4,967 was received as of September 30, 1995, and the balance was received in December 1995. The 1995 pretax, nonrecurring income related to this settlement was $4,124.

       In October 1995, the DHC operations resumed steam production from their own boilers. In fiscal 1996, the DHC operations were reassessed to determine future cost control and operational options. In response, equipment was upgraded and/or modified and other cost-containment measures were implemented, reducing the cost of company-produced steam.


       Year 2000 Compliance

       Over the last several years the Company has improved and upgraded its core financial and operating systems. In addition, the Company is reviewing its other computer and operating systems to assure that they will be able to process transactions in the year 2000. The Company is not aware of the need for any significant future expenditures in order to comply with Year 2000 software requirements.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1997 (continued)
       ----------------------------------------------------


       LIQUIDITY AND CAPITAL RESOURCES
       -------------------------------

       Natural gas sales in New England are seasonal, and the Company's cash flows vary accordingly because regulated natural gas operations are the principal segment of the Company's business. The Company manages its changes in cash requirements, primarily to fund gas purchases and customer accounts receivable, by using cash flows generated from operations supplemented by short-term financing from lines of credit.

       Cash flows from operations have generally been sufficient to satisfy the diversified operations' cash requirements. Existing credit lines are used to balance seasonal variations in available cash resources.


       Cash Flows from Operating Activities

       The levels of construction expenditures, dividends, the cost of gas and volumes of gas sold are the principal factors which influence cash flows from operations from year to year. The price of natural gas impacts the amount of purchased gas costs subject to refund or recovery through the PGA. The volumes of gas sold magnify the impact of changing prices.

       During fiscal 1997, a combination of the cash on hand at year-end 1996, short-term borrowings and cash received from ongoing operations paid for the expenses related to ongoing operations and for construction, dividends and principal payments that were due on long-term debt. Cash flows from operations are lower in fiscal 1997, as compared to 1996, primarily due to lower sales as a result of this year's warmer winter.

       In both fiscal 1996 and 1995, the expenses of operations, construction, dividends and principal payments were paid for from the cash received from ongoing operations and proceeds from issues of common stock. Cash flows from operations were higher in 1995 because of a large amount of natural gas pipeline refunds that were received in 1995 and later returned to customers in 1995 and 1996. Such refunds result from pipeline regulatory activity at the federal level and are beyond the control of the Company. The proceeds from the issues of Common Stock were used by the regulated operations and reduced the need for short-term financing.


       Investing Activities

       Construction expenditures in 1997, 1996 and 1995 were $24,593, $24,281 and $26,839, respectively. Capital spending for the fiscal year ending September 30, 1998 is estimated to be $22,600 for the regulated operations. The diversified businesses are projecting to expend $13,200 in fiscal 1998 primarily to fund the expansion of the DHC system to serve an additional neighborhood of large building complexes in Hartford CT. CTG's construction program is subject to continuous review and modification, and actual expenditures may vary from these estimates.
       The Company plans to fund capital expenditures and other commitments through a combination of sources.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1997 (continued)
       ----------------------------------------------------

       In May 1997, the Company invested $100 for a 2.15% interest in the AGA Gas Finance Company ("GasFinCo"). GasFinCo provides loans through Fannie Mae to finance energy investments in owner-occupied residences.

       In June 1997, the Company and Koch Gas Services Company acquired the partnership interest of Bay State Energy Enterprises in KBC. As a result of this transaction the Company's interest in KBC has increased from one third to one half.

       Cash flows from investing activities in fiscal 1996 include the proceeds from the diversified businesses' sale of a building and land and the receipt of the balance of the settlement amount due from the termination of a steam supply contract.


       Financing Activities

       The Company uses short-term debt to finance working capital requirements. Capital expenditures are also temporarily funded with short-term debt. The Company raises short-term funds through the use of available bank lines of credit and revolving credit agreements (See Note 8 to the Financial Statements). Long-term debt and equity issues are used to reduce outstanding short-term debt and to permanently finance completed construction.

       In February 1997, the Company extended the term of its expiring $9,000 bank line of credit for one year.

       In March 1997, the Company exercised its option to extend the term of its $20,000 revolving credit agreement for one year.

       In August 1997, the Company repurchased $10,000 of existing 8.8% long-term mortgage debt, due in 2001, with available working capital.


       Common Stock and Dividend Matters

       In March 1997, pursuant to the Agreement and Plan of Exchange approved by shareholders, each outstanding share of common stock, $3.125 par value of CNG was exchanged for one new share of common stock, without par value, of CTG. Each outstanding share of CTG common stock held by CNG prior to this exchange was cancelled. As a result, CTG became the sole common stock shareholder of CNG, CNG became a subsidiary of CTG and all of the common stock of CTG was owned by the former common stock shareholders of CNG. The consolidated assets, liabilities and equity of the Company did not change as a result of the reorganization.

       During fiscal 1997, 29,145 original issue shares of the Company's no par common stock were issued through various Company-sponsored plans.

       In June 1996, the Company sold 700,000 shares of its $3.125 Par Common Stock at $23.25 per share. The Company received net proceeds of $15,557 which were added to working capital and used by the regulated operations to fund the current year's construction program and general operations.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1997 (continued)
       ----------------------------------------------------

       Under the most restrictive terms of the indenture securing the Company's First Mortgage Bonds, retained earnings of $23,135 are available for CNG to pay dividends at September 30, 1997. CTG's ability to pay dividends is not restricted by these terms. Dividends paid on common and preferred stock in fiscal 1997 were $16,177. The preferred stock on the balance sheet is issued by CNG. CNG is prohibited from, among other things, paying dividends on common stock and purchasing, redeeming or retiring common stock, if dividends on preferred stock are in arrears.


       Environmental Matters

       In the ordinary course of business, the Company may incur costs to clean up environmental contaminants related to natural gas activity. In those instances the Company expects that the remediation costs will be recoverable in rates. In the opinion of management, any existing environmental issues will not be significant to the future financial condition or results of operations of the Company.


       Competitive Environment

       In recent years, the natural gas industry has undergone structural changes in response to Federal regulatory policy intended to increase competition. In 1992, the Federal Energy Regulatory Commission ("FERC") issued Order 636, which required all interstate gas pipelines to provide "unbundled," or separate, gas transportation and storage services and to discontinue their bundled merchant sales operations, which included the gas acquisition function. Similarly, the Company has offered firm transportation rate tariffs to nonresidential customers, effective April 1, 1996. The impact of the FERC Order 636 and the resulting deregulation of the gas industry has continued to heighten competition and has changed the nature of the Company's business.

       The Company has historically distributed and sold natural gas to customers within its franchise area without substantial competition from other providers of natural gas. At the local level, as a result of FERC Order 636 and Connecticut deregulation, the Company faces increasing competitive pressures as providers of gas seek to make sales to the Company's commercial and industrial customers.

       The Company also competes with suppliers of oil, electricity and propane for cooking, heating, air conditioning and other purposes. Competition is greatest for the Company's large commercial and industrial customers who have the capability to use alternative fuels. The volatile effect of this price-sensitive load is somewhat overcome through the use of flexible rate schedules which allow gas pricing to meet alternative-fuel competition. The Company's transportation tariffs are designed to recover a margin on each transaction that is comparable to the margin that the Company would have received if it were making a system sale of natural gas.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1997 (continued)
       ----------------------------------------------------

       The diversified businesses own and operate district heating and cooling systems, collectively referred to as DHC, which distribute and sell steam, hot and chilled water to office complexes and other large buildings in the city of Hartford. Once DHC has been selected, the competition from alternate energy types is diminished because of the cost of the equipment necessary to utilize an alternative energy source.


       Regulatory Proceedings

       Connecticut local gas distribution companies ("LDCs") pass on to firm customers any increases or decreases in gas costs from those reflected in tariff charges under PGA provisions. During fiscal 1996, the DPUC initiated a review of the need to continue or modify PGA accounting for all Connecticut LDCs. The review was prompted by the offering of unbundled services by LDCs that began in fiscal 1996. In April 1997, the DPUC issued a decision affirming the need to continue the PGA.

       In October 1995, the DPUC issued a decision which allowed the Company to increase its rates $8,900 or 3.64%. This decision allowed a rate of return on equity of 10.76% and provided for recovery of all significant items that had been deferred pending recovery.


       Legal Proceedings

       In November 1995, certain Connecticut plumbers and HVAC contractors filed a class action suit against the Company and the State's two other LDCs, claiming that the LDCs engaged in unfair trade practices relating to customer service work. The plumbers and contractors are currently asserting claims for profits which they allege were lost during prior years. There has not been any settlement demand or any formal statement of alleged damages. As a result, management cannot estimate the Company's potential exposure related to these claims. The Company is vigorously defending this matter.

       On July 28, 1997, the Company filed suit in State court against another Connecticut LDC seeking to enjoin that company from serving retail customers in a town in which the Company currently serves customers. A hearing is scheduled for January 1998, and a decision on the merits of the Company's claims is expected in a matter of weeks following that hearing. The outcome of this litigation and its impact cannot be assessed at this time.

       The Company is not a party to any other litigation other than ordinary routine litigation incident to the operations of the Company or its subsidiaries. In the opinion of management, the resolution of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1997 (continued)
       ----------------------------------------------------


       Effects of Regulation

       The Company's natural gas distribution business is subject to cost-of-service regulation by the DPUC. Based on current regulation and recent DPUC decisions, the Company believes that its use of regulatory accounting is appropriate and in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71 (See Note 1 to the Financial Statements).


       Other Tax Matters

       A State tax matter that was being reviewed by the State of New York was settled during fiscal 1997 with no impact to the Company's financial condition or results of operations.

       CNG and other gas marketers, including KBC, may be subject to State taxation of off-system sales of natural gas. Management is working with the states involved in order to clarify each state's position on the taxation of these sales.

       The Company is also subject to audit by State and Federal authorities as it relates to income, sales, use and property tax returns filed. In the opinion of management, the ultimate resolution of these issues will not have a material impact on the Company's results of operations.


       NEW ACCOUNTING STANDARDS

       In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. Adoption of SFAS No. 128 is required in fiscal 1998. Based on current analyses and assumptions, the Company does not expect that the adoption of SFAS No. 128 will change its computation or presentation of earnings per share.

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Adoption of SFAS No. 130 is required in fiscal 1999. Based on current analyses and assumptions, the Company does not expect that the adoption of SFAS No. 130 will have a material impact on its current presentation of stockholders' equity.

       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1997 (continued)
       ----------------------------------------------------

       areas in which they operate, and their major customers. Adoption of SFAS No. 131 is required in fiscal 1999. The Company currently discloses certain financial data by segment (See Note 11 to the Financial Statements) in accordance with existing accounting and disclosure requirements. At the appropriate time the Company will modify its current presentation, if necessary, to meet the requirements of SFAS No. 131. The adoption of SFAS No. 131 will have no impact on the Company's financial condition or results of operations.


       INFLATION AND CHANGING PRICES

       Inflation impacts the prices the Company must pay for operating and maintenance expenses and construction costs. The Company's rate schedules for natural gas and DHC sales include provisions that permit changes in gas costs and service costs, respectively, to be passed on to customers. The Company attempts to minimize the effects of inflation on other costs through cost control, productivity improvements and regulatory actions where appropriate.


       SUBSEQUENT EVENTS

       Recapitalization Plan

       In October 1997, TEN repurchased 2.0 million shares of CTG common stock for $52,000. The common stock repurchase was financed by TEN primarily through the issue of $45,000 of Senior Subordinated Notes at 6.99%, due in 2009. The principal is retired through semi-annual payments of $2,500 beginning in 2001.

       In a Forward Equity Purchase Agreement dated October 1, 1997, CTG has committed to fund $7,500 per year into TEN from 1998 through 2009 for an aggregate additional cash infusion into TEN of $90,000. In exchange, TEN caused all shares of CTG common stock purchased through the October 1997 tender offer to be transferred directly to CTG by the depositary. As a provision of this agreement, CTG is restricted from declaring or paying any dividends or distributions to its holders of common stock if any amounts due and payable under this agreement are in arrears.

       On October 1, 1997, TEN entered into a 364-day secured revolving credit agreement for $10,000 with a bank. This agreement matures on September 29, 1998. Interest is based on a Bank Rate or a LIBOR rate plus a variable margin. It is determined at the time of each borrowing. There is a one-time $5 commitment fee and a one-time .375% facility fee upon renewal.

       On October 1, 1997, TEN entered into a three-year revolving credit agreement for $10,000 with a bank. The maximum borrowing amount is reduced by $500 on each fiscal quarter, beginning January 1, 1998. Interest is based on a Bank Rate or a LIBOR rate plus a variable margin and is determined at the time of each borrowing. There is a one-time $5 commitment fee and an on-going .45% to .6% facility fee on the unused portion of the agreement.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1997 (concluded)
       ----------------------------------------------------


       Long-Term Debt

       In October 1997, the Company issued a total of $19,000 of Medium Term Notes ("MTNs") due 2007. These MTNs are unsecured and have no call provisions or sinking fund requirements. The proceeds were used to refinance existing short-term debt. The face values and interest rates of these MTNs are:

                            Face Value              Interest Rate
                            ----------              -------------
                                $ 1,000                  6.62%
                                $ 1,000                  6.65%
                                $17,000                  6.69%

       The MTNs are rated at A3 by Moody's and A- by Standard and Poor's.


       Sale of Assets

       On October 6, 1997, the Company signed an agreement to sell the physical assets and related contracts of ENServe Corp., a wholly owned subsidiary of TEN engaged in the HVAC business, for approximately $1,200. This transaction will be finalized in fiscal 1998. Any gain or loss is not expected to be significant.


       FORWARD LOOKING INFORMATION

       This report and other Company reports, including filings with the Securities and Exchange Commission, press releases and oral statements, contain forward looking statements. Forward looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. The Company cautions that, while it believes such statements to be reasonable and makes them in good faith, they almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the regulatory environment, legislative and judicial developments which affect the Company or significant groups of its customers, economic conditions in the Company's service territory, fluctuations in energy-related commodity prices, customer conservation efforts, financial market conditions, interest rate fluctuations, customers' preferences, unforeseen competition, and other uncertainties, all of which are difficult to predict and beyond the control of the Company.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
   ----------------------------------------------------

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
   ----------------------------------------


   To the Stockholders and The Board of Directors of CTG Resources, Inc.:


       We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of CTG Resources, Inc. (a Connecticut Corporation) and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, common stock equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTG Resources, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

       Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the schedule index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                S/ Arthur Andersen LLP
                                                -------------------------------
                                                  (ARTHUR ANDERSEN LLP)




   Hartford, Connecticut
   November 6, 1997

                                      Consolidated Balance Sheets
                                      September 30, 1997 and 1996
                                        (Thousands of Dollars)




                              Assets                                  1997           1996
                                                                      ----           ----
   Plant and Equipment:
      Plant in service                                             $ 484,250      $ 464,377
      Construction work in progress                                    7,703          6,417
                                                                   ---------      ---------
                                                                     491,953        470,794
      Less-Allowance for depreciation                                160,313        145,042
                                                                   ---------      ---------
                                                                     331,640        325,752
                                                                   ---------      ---------
   Investments, at equity                                             11,530          9,914
                                                                   ---------      ---------
   Current Assets:
      Cash and cash equivalents                                        4,458          8,515
      Accounts receivable (less allowance for
        doubtful accounts of $3,439 in 1997
        and $4,819 in 1996)                                           25,287         25,033
      Accrued utility revenue                                          4,624          4,180
      Inventories                                                     17,584         15,968
      Prepaid expenses                                                 8,903         10,920
                                                                   ---------      ---------
           Total Current Assets                                       60,856         64,616
                                                                   ---------      ---------
   Other Assets:
      Unrecovered future taxes                                        37,177         44,812
      Recoverable transition costs                                       839          2,858
      Other assets                                                    22,245         19,027
                                                                   ---------      ---------
           Total Other Assets                                         60,261         66,697
                                                                   ---------      ---------
                                                                   $ 464,287      $ 466,979
                                                                   =========      =========


   The accompanying notes are an integral part of these consolidated financial statements.

                                Consolidated Balance Sheets (Concluded)
                                      September 30, 1997 and 1996
                                        (Thousands of Dollars)




                                                                      1997           1996
                                                                      ----           ----
                  Capitalization and Liabilities

   Capitalization (see accompanying statements):
      Common stock equity                                          $ 169,299      $ 168,882
      Preferred stock, not subject to
         mandatory redemption                                            884            899
      Long-term debt                                                 126,787        136,432
                                                                   ---------      ---------
                                                                     296,970        306,213
                                                                   ---------      ---------
   Current Liabilities:
      Current portion of long-term debt                                1,487         13,968
      Notes payable and commercial paper                              27,500              -
      Accounts payable and accrued expenses                           36,968         40,721
      Refundable purchased gas costs                                   4,714          6,012
      Accrued taxes                                                      484              -
      Accrued interest                                                 4,047          4,479
                                                                   ---------      ---------
           Total Current Liabilities                                  75,200         65,180
                                                                   ---------      ---------
   Deferred Credits:
      Deferred income taxes                                           44,302         40,011
      Unfunded deferred income taxes                                  37,177         44,812
      Investment tax credits                                           2,982          3,203
      Refundable taxes                                                 3,491          3,445
      Other                                                            4,165          4,115
                                                                   ---------      ---------
           Total Deferred Credits                                     92,117         95,586
                                                                   ---------      ---------
   Commitments and Contingencies
                                                                   ---------      ---------
                                                                   $ 464,287      $ 466,979
                                                                   =========      =========


   The accompanying notes are an integral part of these consolidated financial statements.

                            Consolidated Statements of Income
                         For the Years Ended September 30, 1997, 1996 and 1995
                           (Thousands of Dollars Except for Per Share Data)

                                                             1997            1996            1995
                                                             ----            ----            ----

   Operating Revenues                                     $ 305,565       $ 315,363       $ 275,185
   Less:  Cost of energy                                    169,188         175,175         147,764
          State gross revenues tax                           11,107          11,710          11,296
                                                          ---------       ---------       ---------
   Operating Margin                                         125,270         128,478         116,125
                                                          ---------       ---------       ---------
   Operating Expenses:
      Operations                                             45,838          49,640          45,311
      Maintenance                                             8,682           8,615           7,917
      Depreciation and amortization                          18,184          17,765          16,977
      Income taxes                                           16,959          14,364           9,430
      Local property taxes                                    5,323           5,277           5,148
      Other taxes                                             2,400           2,313           2,183
                                                          ---------       ---------       ---------
                                                             97,386          97,974          86,966
                                                          ---------       ---------       ---------
   Operating Income                                          27,884          30,504          29,159
                                                          ---------       ---------       ---------
   Other Income/(Deductions),
      net of income taxes:
      Allowance for equity funds used
        during construction                                     125             144             106
      Equity in partnership earnings                          2,910           2,037           1,032
      Other income/(deductions)                                (338)            248            (872)
      Nonrecurring items                                          -             892           3,624
      Income taxes                                             (665)         (1,115)         (1,839)
                                                          ---------       ---------       ---------
                                                              2,032           2,206           2,051
                                                          ---------       ---------       ---------
   Income Before Interest Charges                            29,916          32,710          31,210
                                                          ---------       ---------       ---------

   Interest and Debt Expense, net:
      Interest on long-term debt                             11,345          11,825          12,158
      Other interest                                          1,200           1,585           1,650
      Allowance for borrowed funds used
        during construction                                     (84)            (96)            (70)
      Amortization of debt expense                              380             401             453
                                                          ---------       ---------       ---------
                                                             12,841          13,715          14,191
                                                          ---------       ---------       ---------
   Net Income                                                17,075          18,995          17,019

   Less-Dividends on Preferred Stock                             62              63              62
                                                          ---------       ---------       ---------
   Net Income Applicable to Common Stock                  $  17,013       $  18,932       $  16,957
                                                          =========       =========       =========

    The accompanying notes are an integral part of these consolidated financial statements.

                             Consolidated Statements of Income (Concluded)
                         For the Years Ended September 30, 1997, 1996 and 1995
                           (Thousands of Dollars Except for Per Share Data)

                                                             1997            1996            1995
                                                             ----            ----            ----

   Net Income Applicable to Common Stock                  $  17,013       $  18,932       $  16,957
                                                          =========       =========       =========

   Average Common Shares Outstanding
      During the Period                                  10,632,001      10,146,932       9,926,980
                                                         ==========      ==========       =========

   Income Per Average Share of
      Common Stock                                        $    1.60       $    1.87       $    1.71
                                                          =========       =========       =========

   Dividend Per Share of Common Stock                     $    1.52       $    1.50       $    1.48
                                                          =========       =========       =========


   The accompanying notes are an integral part of these consolidated financial statements.

                                 Consolidated Statements of Cash Flows
                         For the Years Ended September 30, 1997, 1996 and 1995
                                        (Thousands of Dollars)

                                                               1997         1996         1995
                                                               ----         ----         ----

   Cash Flows from Operations:                               $ 31,315     $ 39,175     $ 53,415
                                                             --------     --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                                    (24,593)     (24,281)     (26,839)
      Other investing activities                                   54       (1,338)        (395)
                                                             --------     --------     --------
      Net cash used in investing activities                   (24,539)     (25,619)     (27,234)
                                                             --------     --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                          (16,177)     (15,491)     (14,761)
      Issuance of common stock                                    622       15,557        8,474
      Other stock activity, net                                  (652)         (38)          (5)
      Principal retired on long-term debt                     (22,126)      (3,911)      (3,673)
      Short-term debt                                          27,500       (4,200)     (14,300)
                                                             --------     --------     --------
      Net cash provided (used) by
         financing activities                                 (10,833)      (8,083)     (24,265)
                                                             --------     --------     --------
   Increase (Decrease) in Cash and
      Cash Equivalents                                         (4,057)       5,473        1,916
   Cash and Cash Equivalents at
      Beginning of Year                                         8,515        3,042        1,126
                                                             --------     --------     --------
   Cash and Cash Equivalents at
      End of Year                                            $  4,458     $  8,515     $  3,042
                                                             ========     ========     ========


   The accompanying notes are an integral part of these consolidated financial statements.

                           Consolidated Statements of Cash Flows (Concluded)
                         For the Years Ended September 30, 1997, 1996 and 1995
                                        (Thousands of Dollars)

                                                               1997         1996         1995
                                                               ----         ----         ----
   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Net Income                                             $ 17,075     $ 18,995     $ 17,019
                                                             --------     --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                         18,098       17,909       17,216
         Provision for uncollectible
           accounts                                             3,855        4,600        4,886
         Deferred income taxes, net                             4,115        1,886          897
         Equity in partnership earnings                        (2,910)      (2,037)      (1,032)
         Cash distributions received from
           investments                                          1,761        2,061          336
      Changes in assets and liabilities:
         Accounts receivable                                   (3,873)      (1,640)      (5,571)
         Accrued utility revenue                                 (444)         913       (1,379)
         Inventories                                           (1,616)      (1,457)       3,815
         Purchased gas costs                                   (1,298)       3,712        6,069
         Prepaid expenses                                       2,017       (4,825)       4,012
         Accounts payable and accrued expenses                 (1,682)      (5,902)       7,671
         Other assets/liabilities                              (3,783)       4,960         (524)
                                                             --------     --------     --------
           Total adjustments                                   14,240       20,180       36,396
                                                             --------     --------     --------
      Net cash provided by
         operations                                          $ 31,315     $ 39,175     $ 53,415
                                                             ========     ========     ========



   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Year for:
      Interest                                               $ 13,058     $ 12,193     $ 12,446
                                                             ========     ========     ========
      Income taxes                                           $  8,261     $ 17,633     $  8,967
                                                             ========     ========     ========



      The accompanying notes are an integral part of these consolidated financial statements.

                               Consolidated Statements of Capitalization
                                      September 30, 1997 and 1996
                                        (Thousands of Dollars)
                                                                              1997          1996
                                                                              ----          ----
   Common Stock Equity:
      Common stock, no par, authorized 20,000,000
        shares, issued and outstanding 10,652,169
        shares in 1997 and 10,620,439 shares in 1996                        $120,409      $120,168
      Retained earnings                                                       49,924        49,026
                                                                            --------      --------
                                                                             170,333       169,194
                                                                            --------      --------
      Less:  Unearned compensation - restricted
               stock awards                                                   (1,034)         (312)
                                                                            --------      --------
                                                                             169,299       168,882
                                                                            --------      --------

   Preferred Stock, Not Subject to Mandatory
      Redemption:
      $3.125 par value, 8%, noncallable, authorized
        909,898 shares in 1997 and 913,832 shares
        in 1996, issued and outstanding 134,426 shares
        in 1997 and 138,360 shares in 1996, entitled to
        preference on liquidation at $6.25 per share                             420           432

      $100 par value, callable, authorized 9,999,602
        shares in 1997 and 9,999,631 shares in 1996
        6% Series B, issued and outstanding 4,638
          shares in 1997 and 4,667 shares in 1996                                464           467
                                                                            --------      --------
                                                                                 884           899
                                                                            --------      --------
   Long-Term Debt:
      First Mortgage Bonds -
        8.8%, due 2001                                                             -        10,000
        9.16%, due 2004                                                       18,000        18,000
      Industrial Revenue Demand Bonds -
        1986 and 1988 series,
        weighted average interest rate of
        3.66% in 1997 and 3.589% in 1996, due 2006                            11,400        12,100
      First Mortgage Notes -
        10.5%, due 2010                                                          963           999
      Secured Notes -
        9.32%, due 1999                                                            6            10
        6.89%, due 2010                                                       12,905        13,510
      Secured Term Note, 10.72%, due 1997                                          -           781
      Unsecured Medium Term Notes -
        6.48%, due 1997                                                            -        10,000
        7.61% to 7.82%, due 2002 to 2004                                      20,000        20,000
        6.85% to 9.1%, due 2012 to 2016                                       40,000        40,000
        8.96%, due 2017                                                       20,000        20,000
        8.49%, due 2024                                                        5,000         5,000
      Less - Current Maturities                                               (1,487)      (13,968)
                                                                            --------      --------
                                                                             126,787       136,432
                                                                            --------      --------
                                                                            $296,970      $306,213
                                                                            ========      ========

      The accompanying notes are an integral part of these consolidated financial statements.

                            Consolidated Statements of Common Stock Equity
                         For the Years Ended September 30, 1997, 1996 and 1995
                             (Thousands of Dollars Except for Share Data)


                                        Common Stock
                                     --------------------      Unearned         Retained
                                     Shares        Amount    Compensation       Earnings
                                     ----------  ---------- --------------     ---------
   Balance at September 30, 1994      9,539,079    $ 96,374       $   (157)     $ 43,264
     Public offering                    392,200       8,474              -             -
     Net income after
      preferred dividends                     -           -              -        16,957
     Amortization and
      adjustment of
      restricted shares                       -         112           (214)            -
     Dividends                                -           -              -       (14,699)
                                     ----------    --------       --------      --------
   Balance at September 30, 1995      9,931,279     104,960           (371)       45,522
     Public offering                    700,000      15,557              -             -
     Net income after
      preferred dividends                     -           -              -        18,932
     Purchase of restricted
      stock awards                            -           -            (33)            -
     Amortization and
      adjustment of
      restricted shares                 (10,840)       (349)            92             -
     Dividends                                -           -              -       (15,428)
                                     ----------    --------       --------      --------
   Balance at September 30, 1996     10,620,439     120,168           (312)       49,026
     Net income after
      preferred dividends                     -           -              -        17,013
     Purchase of restricted
      stock awards                       16,078         501         (1,131)            -
     Issues to dividend
      reinvestment and
      employee benefit plans             29,145         622              -             -
     Establish holding company                -        (508)             -             -
     Amortization and
      adjustment of
      restricted shares                 (13,493)       (374)           409             -
     Dividends                                -           -              -       (16,115)
                                     ----------    --------       --------      --------
   Balance at September 30, 1997     10,652,169    $120,409       $ (1,034)     $ 49,924
                                     ==========    ========       ========      ========

   The accompanying notes are an integral part of these consolidated financial statements.

   NOTES TO FINANCIAL STATEMENTS
   (In thousands of dollars, except per share amounts)
   September 30, 1997


   1.  Summary of Significant Accounting Policies:

   Organization-

   As of March 31, 1997, CTG Resources, Inc. ("the Company" or "CTG") became the holding company and parent of the Connecticut Natural Gas Corporation ("CNG") and its unregulated subsidiaries The Energy Network, Inc. ("TEN") and CNG Realty Corp. ("CNGR"). As of April 30, 1997, TEN was transferred to and became a wholly owned subsidiary of CTG. The operating divisions and subsidiaries of TEN represent the Company's unregulated diversified businesses.


   Principles of consolidation-

   The consolidated financial statements represent CTG, including its wholly owned subsidiaries: CNG and TEN. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with current year presentations.


   Use of estimates-

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


   Revenues-

   Revenues are recorded based on deliveries to customers through the end of the accounting period. Regulated gas operations revenues are based on rates authorized by the Connecticut Department of Public Utility Control ("DPUC").

   The Company is required to provide natural gas service to residential customers within its defined service territory and is precluded by Connecticut State law from discontinuing service to hardship residential customers during a winter moratorium period (November - April).

   In compliance with Connecticut law, the Company has an accounts receivable forgiveness program for qualified hardship natural gas customers. The total payments made by these customers and the energy assistance funds received on their behalf are matched by the Company. The DPUC allows the Company to defer this matched amount and to recover it from ratepayers in a future period. At September 30, 1997 and 1996, deferred balances of approximately $4,100 and $2,300, respectively, are included in other assets pending future amortization and recovery from ratepayers.

   (In thousands of dollars, except per share amounts)
   September 30, 1997


   Purchased gas costs-

   The Company passes on to its firm customers changes in gas costs from those reflected in its tariff charges. In accordance with this procedure, any current under or over-recoveries of gas costs are charged or credited to the cost of gas and included in current assets or liabilities. Such amounts are collected or refunded in subsequent periods under purchased gas adjustment provisions ("PGA").


   Allowance for funds used during construction-

   In the ordinary course of business an allowance for funds used during construction ("AFUDC") is calculated on the construction of physical assets which exceed a minimum cost threshold and are constructed over an extended period of time.

   AFUDC for the regulated operations is computed based on the weighted average cost of capital used to determine the rates charged to customers, as allowed by the DPUC. It is computed at current borrowing rates for the diversified businesses.


   Plant-

   Plant is stated at original cost, which includes an apportionment of general and administrative costs, and, for certain long-term construction projects, AFUDC.

   Substantially all of the plant of the regulated operations is subject to the lien of the Indenture of Mortgage and Deed of Trust securing its First Mortgage Bonds. Most properties owned by the diversified businesses are also subject to the liens associated with their term loans or letters of credit (See Notes 7 and 8).

   During the fourth quarter of fiscal 1996, TEN sold land and a building situated thereon. This resulted in a nonrecurring net gain of $515 or $.05 per share.

   In fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). This statement requires that long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of any asset may not be recoverable. The adoption of SFAS No. 121 did not have a material impact on the Company's financial condition or results of operations.


   Depreciation-

   The Company and its subsidiaries, except CNGR, provide depreciation on a straight-line basis. The composite rates applied by the regulated operations were 4.1% in 1997 and 1996 and 4.2% in 1995, as approved by the DPUC. The operating and administrative center, owned by CNGR, is being depreciated under a DPUC approved sinking fund method through 2010.

   (In thousands of dollars, except per share amounts)
   September 30, 1997


   The average depreciation rates for diversified businesses' depreciable plant were 3.6% in 1997, 3.8% in 1996 and 3.7% in 1995.


   Cash and cash equivalents-

   Cash in excess of daily requirements is invested in short-term interest bearing securities with maturities of three months or less.


   Investments-

   The Company has investments of $11,530 at September 30, 1997. These include $10,132 for a 4.87% investment in the Iroquois Gas Transmission System Partnership ("Iroquois"), $859 for a 50% investment in the Downtown Cogeneration Associates Limited Partnership ("DCA"), $439 for a 50% interest in KBC Energy Services ("KBC") and $100 for a 2.15% interest in the AGA Gas Finance Company ("GasFinCo"). All of the Company's investments are accounted for on the equity method of accounting.

   Iroquois owns and operates a natural gas pipeline which transports Canadian natural gas into New York State, Massachusetts and Connecticut. DCA owns and operates a cogeneration facility in Hartford, Connecticut. KBC markets natural gas supplies, other energy sources and energy management related services on an unregulated basis primarily to commercial and industrial end users, mostly in New England. GasFinCo provides loans through Fannie Mae to finance energy investments in owner-occupied residences.

   During fiscal 1997 and 1996, the Company sold gas to KBC which, in total, was not material to the financial statements. The Company purchases natural gas transportation service, by contract, from Iroquois.


   Inventories-

   Gas inventories are stated at their weighted average cost. Other inventories are accounted for using the first-in, first-out or average cost method.


   Accounting for the effects of regulation-

   The Company's natural gas distribution business is subject to regulation by the DPUC. The Company prepares its financial statements in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). SFAS No. 71 requires a cost-based, rate-regulated enterprise such as the Company to reflect the impact of regulatory decisions in its financial statements. In certain circumstances, SFAS No. 71 requires that certain costs and/or obligations (such as incurred costs not currently recovered through rates, but expected to be so recovered in the future) be reflected in a deferred account in the balance sheet and not be reflected in the statement of income until matching revenues and/or expenses are recognized. The Company records regulatory assets and liabilities based on prior rate orders issued by the DPUC, which provide a mechanism for recovery in regulated rates, or on historical rate treatment, which provides evidence as to the probability of future rate recovery.

   (In thousands of dollars, except per share amounts)
   September 30, 1997


   In the application of SFAS No. 71, the Company follows accounting policies that reflect the impact of the rate treatment of certain events or transactions that are permitted to differ from generally accepted accounting principles. The most significant of these policies include the recording of an unfunded deferred income tax liability, with a corresponding unrecovered receivable, for temporary differences between book and tax depreciation previously flowed through to ratepayers, regulated assets pending future recovery, regulated assets recovered over time as directed by the DPUC and the method of depreciation utilized for certain property. The DPUC permits recovery of depreciation on the operating and administrative center, owned by CNGR, under a sinking fund method through 2010. The overall impact of annual depreciation expense under this method, versus straight line depreciation recovery, is not material to the overall financial statements.

   It is the Company's policy to continually assess the recoverability of costs recognized as regulatory assets and the Company's ability to continue to account for its regulated activities in accordance with SFAS No. 71, based on each regulatory action and the criteria set forth in SFAS No. 71. Based on current regulation and recent DPUC decisions, the Company believes that its use of regulatory accounting is appropriate and in accordance with the provisions of SFAS No. 71.

   The Company's consolidated balance sheets at September 30, 1997 and 1996 contain the following amounts as a result of the application of SFAS No. 71:

                    Assets/(Liabilities)                         1997           1996
                    --------------------                         ----           ----
   Unrecovered Future Taxes                                    $ 37,177       $ 44,812
   Hardship Arrearage Forgiveness                                 4,138          2,331
   Deferred Income Taxes                                          3,141          2,897
   Other Postretirement Benefits                                  2,973          2,654
   Other Deferred Charges                                         1,154          1,554
   Recoverable Transition Costs                                     839          2,858
   Revenue Sharing Mechanisms                                    (2,184)        (2,349)
   Refundable Taxes                                              (3,491)        (3,445)
   Deferred Gas Costs                                            (4,694)        (6,002)
   Pipeline Refunds, Surcharges and Interest                     (5,265)        (4,518)
                                                               --------       --------
                                                               $ 33,788       $ 40,792
                                                               ========       ========

   New accounting standards-

   In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). This statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. Adoption of SFAS No. 128 is required in fiscal 1998. Based on current analyses and assumptions, the Company does not expect that the adoption of SFAS No. 128 will change its computation or presentation of earnings per share.

   (In thousands of dollars, except per share amounts)
   September 30, 1997


   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Adoption of SFAS No. 130 is required in fiscal 1999. Based on current analyses and assumptions, the Company does not expect that the adoption of SFAS No. 130 will have a material impact on its disclosure of stockholders' equity.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. Adoption of SFAS No. 131 is required in fiscal 1999. The Company currently discloses certain financial data by segment (See Note 11) in accordance with existing accounting and disclosure requirements. At the appropriate time the Company will modify its current presentation, if necessary, to meet the requirements of SFAS No. 131. The adoption of SFAS No. 131 will have no impact on the Company's financial condition or results of operations.


   2.  Regulatory Matters:

   During fiscal 1996, the DPUC initiated a review of the need to continue PGA accounting for gas costs for all Connecticut natural gas distribution companies. The review was prompted by the deregulation at the Connecticut local gas distribution companies ("LDCs") level and the offering of unbundled services that began in fiscal 1996. It was conducted to determine whether PGA accounting should be discontinued or modified. In April 1997, the DPUC issued a decision affirming the need to continue the PGA.

   In October 1995, the DPUC issued a decision which allowed the Company to increase its rates for natural gas by $8,900 or 3.64% on an annual basis. This decision allowed a rate of return on equity of 10.76% and provided for recovery of all significant items deferred on the balance sheet pending recovery at September 30, 1994. Rates were effective for service rendered on or after October 13, 1995. As part of this decision, the DPUC also approved the Company's Firm Transportation rates for commercial and industrial natural gas customers, effective April 1, 1996 (See Management's Discussion and Analysis, "Competitive Environment").


   3.  Pension and Employee Benefit Plans:

   The Company has noncontributory retirement plans ("Plans") covering substantially all employees. Pension benefits are based on years of credited service and employees' average annual earnings, as defined in the Plans. The Company's funding policy is to contribute, annually, an amount at least equal to that which will satisfy the minimum funding requirements of the Employee Retirement Income Security Act.

   (In thousands of dollars, except per share amounts)
   September 30, 1997


   The assumptions used in determining the pension obligations were:

                                                          1997        1996        1995
                                                          ----        ----        ----

    Weighted Average Discount Rate                        7.50%       8.25%       8.25%
    Rate of Increase in Future Compensation Levels        4.00%       4.40%       4.50%
    Expected Long-term Rate of Return on Assets           9.00%       8.75%       8.95%


   The following table represents the Plans' funded status and amounts included in the balance sheets at September 30, 1997 and 1996:

                                                                   1997           1996
                                                                   ----           ----
    Actuarial present value of benefit obligations:


        Accumulated benefit obligation, including vested
            benefits of $76,545 in 1997 and of $65,411 in
            1996                                                 $ 78,882       $ 67,900
                                                                 ========       ========
        Projected benefit obligation for service rendered
            to date                                              $ 93,472       $ 79,645
    Assets at fair value, primarily publicly traded stocks
        and bonds                                                 113,331         97,697
                                                                 --------       --------
    Value of assets over the projected benefit obligation
                                                                   19,859         18,052
    Unrecognized net gain from past experience different
        from that assumed                                         (18,294)       (18,421)

    Prior service cost not yet recognized in net periodic
        pension cost                                                  874            981
    Unrecognized net asset at January 1, 1986 being
        recognized over 15 years                                   (1,087)        (1,398)
                                                                 --------       --------
    Accrued/(prepaid) pension liability                          $  1,352       $   (786)
                                                                 ========       ========

   Net pension costs included in the statements of income for the years ending September 30, include the following components:

                                                      1997           1996          1995
                                                      ----           ----          ----

       Service cost                                $  2,113       $  2,095      $  2,059
       Interest cost                                  6,373          6,183         6,056
       Return on plan assets                        (18,616)       (11,503)      (12,474)
       Net amortization and deferral                 10,139          3,653         4,919
                                                   --------       --------      --------
       Net cost                                    $      9       $    428      $    560
                                                   ========       ========      ========

   (In thousands of dollars, except per share amounts)
   September 30, 1997


   The Company also provides its officers with a supplemental retirement plan. The actuarially determined accumulated benefit obligation was approximately $4,454 at September 30, 1997 and $3,685 at September 30, 1996. The cost of this plan is being accrued over the service lives of the individual officers. Net expense related to this plan was $548 for 1997, $540 for 1996 and $607 for 1995. The Company contributes to a trust to fund the liability for these supplemental retirement plan benefits. The trust balance included in other assets at September 30, 1997 and 1996, was $4,953 and $3,708, respectively.

   In September 1996, the Company announced an early retirement program for union employees which resulted in the reduction of approximately 1.5% of the total workforce through voluntary early retirement. The approximately $400 cost of this program included pension enhancements and other benefits and was fully accrued by the Company in the fourth quarter of fiscal 1996.

   The Company may provide certain health care, life insurance or income benefits to former or inactive employees after employment but before retirement. The Company accounts for these costs on the accrual basis under SFAS No. 112, "Employers' Accounting for Postemployment Benefits".


   4.  Postretirement Benefits Other Than Pensions:

   The Company provides certain health care and life insurance benefits to retirees through a benefit plan. These benefits are available for employees leaving the Company who are otherwise eligible to retire and have met specific service requirements. The Company accounts for these costs under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106") on a prospective basis. SFAS No. 106 requires the expected cost of postretirement benefits, primarily health care and life insurance benefits, to be charged to expense during the years that eligible employees render service.

   In fiscal 1994, the Company adopted SFAS No. 106 and began amortizing its postretirement accumulated benefit obligation over a twenty-year period. Total health care and life insurance costs under SFAS No. 106 were $3,074 in 1997, $3,293 in 1996 and $3,274 in 1995. Actual costs charged to expense were $2,755 in 1997 and 1996 and $2,143 in 1995. The DPUC has approved a five-year phase-in of SFAS No. 106 expenses with an allowed annual recovery of $2,755 and deferral of additional SFAS No. 106 expenses for future recovery. At September 30, 1997 and 1996, $2,973 and $2,654, respectively, were deferred pending future amortization and recovery.

   (In thousands of dollars, except per share amounts)
   September 30, 1997


   The following table represents the plan's funded status reconciled to the consolidated balance sheets at September 30, 1997 and 1996:

                                                                    1997           1996
                                                                    ----           ----
       Accumulated postretirement benefit obligation of:

           Retirees                                               $ 19,120       $ 18,577
           Active employees fully eligible
           to retire                                                 3,015          2,074
           Active employees not eligible to retire                   6,325          5,977
                                                                  --------       --------
       Total accumulated postretirement benefit obligation
                                                                    28,460         26,628
       Less:  Market value of plan assets                            8,504          5,695
                                                                  --------       --------

       Accumulated postretirement benefit obligation in
           excess of plan assets                                    19,956         20,933
       Unrecognized transition amount                              (15,693)       (16,616)
       Unrecognized net loss                                        (1,746)        (1,912)
                                                                  --------       --------
       Accrued postretirement benefit
         obligation                                               $  2,517       $  2,405
                                                                  ========       ========


   The components of SFAS No. 106 health care and life insurance costs for the fiscal years ended September 30, 1997, 1996 and 1995 were:

                                                   1997           1996          1995
                                                   ----           ----          ----
   Service cost                                  $    425       $    435      $    398
   Interest cost                                    2,131          2,164         2,054
   Return on plan assets                           (1,436)          (578)         (290)
   Net amortization                                 1,954          1,272         1,112
                                                 --------       --------      --------
   Net health care and life insurance costs      $  3,074       $  3,293      $  3,274
                                                 ========       ========      ========

   For measurement purposes annual rates of increase of 11% and 9% are assumed for nonmedicare and medicare eligible retirees, respectively, in the per capita cost of covered health care benefits. The rate is assumed to decrease to 6% for both groups in 2003. The effect of increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1997 and 1996 by $1,402 and $1,530, respectively, and the aggregate of the service and interest cost for the years ended September 30, 1997, 1996 and 1995 by $134, $133 and $134, respectively. The weighted average discount rate used in determining the accumulated post retirement benefit obligation was 7.50% in 1997 and 8.25% in 1996 and 1995 and was determined by analyzing the interest rates, as of September 30, of each year, of long-term, high quality corporate debt securities having a duration comparable to the plan. The expected long-term rate of return on plan assets was 7.50% in 1997 and 1996.

   (In thousands of dollars, except per share amounts)
   September 30, 1997


   The Company has established two Employee Benefit Trusts ("VEBA") to pay current retiree health care and life insurance benefits and to fund the Company's retirement benefit liability. In fiscal 1997, 1996 and 1995 the Company funded $2,459, $2,896 and $5,105, respectively, for SFAS No. 106 costs. The VEBA balances are primarily invested in life insurance policies and commingled fixed income and equity mutual funds.


   5.  Taxes:

   Income Taxes-

   The following is an analysis of the provision for federal and state income taxes:

                                                                       September 30,
                                                                  ------------------------
                                                                 1997        1996        1995
                                                                 ----        ----        ----
    Charged to operations:
        Federal:
            Current                                            $10,330     $ 9,842     $ 6,717
            Deferred                                             3,069       1,082         778
                                                               -------     -------     -------
                                                                13,399      10,924       7,495
                                                               -------     -------     -------
        State:
            Current                                              2,816       3,118       1,751
            Deferred                                               965         543         405
                                                               -------     -------     -------
                                                                 3,781       3,661       2,156
                                                               -------     -------     -------
        Deferred investment tax credits                           (221)       (221)       (221)
                                                               -------     -------     -------
            Total charged to operations                         16,959      14,364       9,430
                                                               -------     -------     -------
    Charged to other income/(deductions):
        Federal:
            Current                                                531         552       1,478
            Deferred                                               (34)        232         (87)
                                                               -------     -------     -------
                                                                   497         784       1,391
                                                               -------     -------     -------
        State:
            Current                                                179         245         480
            Deferred                                               (11)         86         (32)
                                                               -------     -------     -------
                                                                   168         331         448
                                                               -------     -------     -------
            Total charged to other income/(deductions)
                                                                   665       1,115       1,839
                                                               -------     -------     -------
               Total                                           $17,624     $15,479     $11,269
                                                               =======     =======     =======

   (In thousands of dollars, except per share amounts)
   September 30, 1997


   Depreciation for federal income tax purposes is computed using accelerated cost recovery methods and different lives as permitted under the Internal Revenue Code ("Code"). The DPUC has allowed the Company to normalize taxes on accelerated depreciation, as required under the Code, for depreciable property additions made by the regulated operations subsequent to 1980.
   For certain other temporary differences, tax reductions are accounted for as a reduction of federal income tax expense in accordance with the flow-through method of accounting as required by the DPUC. Under the established ratemaking practices followed by the DPUC, deferred income taxes not previously provided for will be collected in customer rates when such taxes become payable.

   Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes are primarily a result of normalized plant items and temporary differences related to gas costs. For the regulated operations, deferred investment tax credits are amortized to income over the average life of the related property. The diversified businesses provide deferred taxes on all temporary differences, including depreciation.

   The tax effects of the temporary differences which resulted in the deferred income taxes on the balance sheets at September 30, 1997 and 1996 were:

                                                                            1997         1996
                                                                            ----         ----

      Property, Plant and Equipment                                      $ 47,067     $ 43,562
      Other, net                                                           (2,765)      (3,551)
                                                                         --------     --------
         Deferred Income Taxes                                           $ 44,302     $ 40,011
                                                                         ========     ========

   The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the caption "Refundable Taxes" the balance sheet reflects refundable taxes to ratepayers for reductions in the statutory federal income tax rate on normalized plant related temporary differences. The regulated operations also recognize the cumulative deferred income taxes on temporary differences which were previously flowed through to ratepayers. At September 30, 1997 and 1996, the Company had $37,177 and $44,812, respectively, on the balance sheets as an unfunded deferred income tax liability, with a corresponding unrecovered receivable, for temporary differences previously flowed through to ratepayers. These amounts have been adjusted for the tax effect of future revenue requirements and will be amortized over the life of the related depreciable assets concurrent with their recovery in rates.

   (In thousands of dollars, except per share amounts)
   September 30, 1997


   A reconciliation of the consolidated federal income tax expense, at the statutory tax rate of 35%, to the reported consolidated federal income tax expense is as follows:

                                                             1997        1996        1995
                                                             ----        ----        ----
    Consolidated statutory federal income tax expense      $10,762     $10,669     $ 8,989

    Change in consolidated federal income tax expense
        resulting from:
        Excess book over tax depreciation                    2,253       1,724       1,456
        Investment tax credits                                (221)       (221)       (221)
        Bad debts                                              175         175         175
        Tax reserves                                           714        (500)        200
        Computer software                                      175         175        (499)
        Cost of removal                                       (324)       (507)     (1,951)
        Nondeductible reserves                                   -        (200)        397
        Other                                                  141         172         119
                                                           -------     -------     -------
    Consolidated reported federal income tax expense       $13,675     $11,487     $ 8,665
                                                           =======     =======     =======


   Outstanding tax issues-

   CNG and other gas marketers, including KBC, may be subject to state taxation of off-system sales of gas. Management is working to clarify each state's position on the taxation of these sales.

   The Company is subject to audit by state and federal tax authorities as it relates to income, sales, use and property tax returns filed. In the opinion of management, the ultimate resolution of these issues will not have a material impact on the Company's results of operations.


   6.  Capital Stock:

   Common stock-

   In March 1997, pursuant to the Agreement and Plan of Exchange approved by shareholders, each outstanding share of common stock, $3.125 par value of CNG was exchanged for one new share of common stock, without par value, of CTG. Each outstanding share of CTG common stock held by CNG prior to this exchange was cancelled. As a result, CTG became the sole common stock shareholder of CNG, CNG became a subsidiary of CTG and all of the common stock of CTG was owned by the former common stock shareholders of CNG.

   In June 1996, the Company issued 700,000 shares of its $3.125 Par Common Stock at $23.25 per share. The Company received net proceeds of $15,557 which were added to working capital and used by the regulated operations to fund the current year's construction program and general operations.

   (In thousands of dollars, except per share amounts)
   September 30, 1997


   Dividend reinvestment plan and employee savings plans-

   The Company maintains a Dividend Reinvestment Plan ("DRIP") which provides the Company's holders of common stock and preferred stock the opportunity to receive shares of the Company's common stock in lieu of some or all of their cash dividends. In addition, the Company has Employee Savings Plans ("ESP"), which are designed to encourage and assist employees to save and invest for long-term financial security. The Company's common stock is one of the investment options offered to employees under the ESP. At September 30, 1997, there were 560,476 shares of the Company's common stock reserved for issuance under the DRIP and ESP. In the fiscal years ended September 30, 1997, 1996 and 1995, the Company's contribution to the ESP on behalf of employees was $960, $965 and $958, respectively.


   Restricted stock plan-

   In 1990, the Company adopted a restricted stock performance plan. The plan terminates in the year 2000 and is authorized to issue up to 200,000 shares. On October 1, 1990, October 1, 1993 and October 1, 1996, key employees were granted 22,146, 24,040 and 41,800, respectively, of restricted shares of the Company's common stock under this plan. Restrictions lapse and the shares vest over a one to five year period beginning October 1, 1990, 1993 and 1996, respectively, as certain performance goals are achieved. In October 1995, 5,770 of the restricted shares became fully vested and were awarded to qualifying employees.

   The market value of the shares awarded under this plan has been recorded as unearned compensation and is a separate component of common equity. The unearned compensation is being charged to expense over the vesting period based on achievement of the performance criteria.

   In fiscal 1995, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The impact of the adoption of this standard was not significant to the results of operations or financial condition of the Company.


   Preferred stock-

   The preferred stock on the balance sheet was issued by CNG. CNG is prohibited from, among other things, paying dividends on common stock and purchasing, redeeming or retiring common stock, if dividends on preferred stock are in arrears.

   The following table sets forth the changes in the number of shares outstanding for each class of the Company's preferred stock not subject to mandatory redemption, for the years ended September 30, 1997, 1996 and 1995:

                                                     1997           1996           1995
                                                     ----           ----           ----
         $3.125 par value                           (3,934)        (1,372)        (1,748)
                                                   =======        =======        =======
         $100 par value                                (29)            (3)            (1)
                                                   =======        =======        =======

   (In thousands of dollars, except per share amounts)
   September 30, 1997


   7.  Long-term Debt:

   The Company has various issues of first mortgage bonds and first mortgage notes outstanding with maturities from 2004 to 2010. Under the most restrictive terms of the indenture securing the bonds, retained earnings of $23,135 are available for CNG to pay dividends at September 30, 1997. Dividends paid on common and preferred stock in fiscal 1997 were $16,177. Sinking fund requirements for outstanding bonds were paid in cash.

   Long-term debt amounts which are due during each of the five years ending September 30, 1998 through 2002, are as follows:

                               Sinking Fund Requirements and Maturities
                               ----------------------------------------
                                             Year                 Total
                                             ----                -------
                                             1998                $ 1,487
                                             1999                  4,136
                                             2000                  4,183
                                             2001                  4,343
                                             2002                 14,504
                                                                 -------
                                                                 $28,653
                                                                 =======


   8.  Short-term Borrowings and Lines of Credit:

   The Company maintains a line of credit under a revolving credit agreement with a bank. Under this agreement the Company can borrow up to $20,000 at a Eurodollar, Certificate of Deposit or Base Rate of interest plus a variable margin through March of 1998. There is a .1% facility fee and a .075% commitment fee on the unused portion of the agreement. At September 30, 1997 there were $20,000 outstanding under this agreement.

   The Company also maintains a one-year line of credit with a bank for $9,000 through February 1998. The Company pays a 1/5 of 1% commitment fee on this line of credit. The interest rate varies according to market conditions. At September 30, 1997 there were $7,500 outstanding under this line of credit.

   TEN has a $5,000 unsecured revolving credit facility that expires on December 15, 1997. There is a 1/5 of 1% annual facility fee. The interest rate is based upon the Certificate of Deposit, Eurodollar or Cost of Funds rate plus a variable margin and is determined at the time of each borrowing. At September 30, 1997 there were no borrowings outstanding under this arrangement.

   The weighted average interest rate on short-term borrowings outstanding was 6.26% at September 30, 1997. No short-term borrowings were outstanding at September 30, 1996.

   (In thousands of dollars, except per share amounts)
   September 30, 1997


   9.  Fair Value of Financial Instruments:

   The fair value amounts disclosed below have been reported to meet the disclosure requirements of SFAS No. 107, "Disclosures About Fair Values of Financial Instruments" and are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

   The carrying amount of cash and cash equivalents; accounts receivable; notes payable and commercial paper; accounts payable and accrued expenses; and unrecovered or refundable purchased gas costs approximates fair value.

   At September 30, 1997 and 1996, the fair value of the Company's long-term debt, including current maturities, is estimated to be $139,810 and $155,108, respectively. The fair value at year-end 1997 and 1996, of $116,875 and $138,299 of fixed-rate long-term debt, based on the market value of similar instruments, is estimated at $128,410 in 1997 and $143,008 in 1996. The carrying amount of the variable-rate long-term debt of $11,400 in 1997 and $12,100 in 1996 approximates fair value.

   The Company has committed to support 4.87% of a letter of credit for Iroquois, equivalent to approximately $1,568 at September 30, 1997, which approximates fair value. The letter of credit is used to satisfy Iroquois' cash retention requirements with respect to agreements between Iroquois and its lenders.


   10.  Commitments and Contingencies:

   Construction expenditures-

   Construction expenditures for the fiscal year ending September 30, 1998 are estimated at $22,600 for the regulated operations and $13,200 for the diversified businesses.


   Gas supply-

   The Company is party to short-term and long-term contracts for the purchase of natural gas and transportation and storage services.


   FERC Order No. 636 transition costs-

   The Company began to be billed for transition costs associated with Federal Energy Regulatory Commission ("FERC") Order No. 636 from its pipeline suppliers in June 1993. Through September 30, 1997, the Company has paid and recovered from ratepayers $15,000 of an estimated $15,800 of transition costs.

   In the opinion of management the DPUC has allowed the Company a sufficient number of recovery mechanisms to provide for the full recovery of all transition costs. For this reason, management believes that these transition costs will not have a material impact on the Company's financial condition or results of operations. The unpaid estimated liability of $800 at September 30, 1997 is included in Accounts Payable and Accrued Expenses.

   (In thousands of dollars, except per share amounts)
   September 30, 1997


   Steam supply-

   Along with generating steam from their own internal boilers, the district heating and cooling ("DHC") operations are party to long-term contracts for the purchase of steam.

   Through fiscal 1995, one of the DHC operations' suppliers of steam was a cogeneration facility owned by an unrelated third party, the Hacogen partnership ("Hacogen"). This agreement was terminated, effective September 30, 1995. According to the terms of the negotiated settlement, the DHC received consideration of $9,519, representing the payment of all past due amounts owed by Hacogen and certain additional amounts as a result of the contract termination. The fiscal 1995 pretax, nonrecurring income related to this settlement was $4,124.


   Letters of credit-

   The Company has outstanding letters of credit amounting to $1,500 for workers' compensation claims and $2,000 for a purchasing credit line. As a condition of its ownership in the DCA, TEN is contingently liable under a letter of credit amounting to $6,000. As a condition to its variable rate long-term debt, TEN holds a long-term letter of credit amounting to the principal outstanding: $11,400 at September 30, 1997 and $12,100 at September 30, 1996.


   Environmental matters-

   In the ordinary course of business, the Company may incur costs to clean up environmental contaminants related to natural gas activity. In those instances the Company expects that the remediation costs will be recoverable in rates. In the opinion of management, any existing environmental matters will not be significant to the future financial condition or results of operations of the Company.


   Leases-

   The Company has entered into operating lease agreements for the use of computer and office equipment. For fiscal 1997, 1996 and 1995, these lease payments were $1,378, $1,092 and $1,561, respectively. Future lease payments are not expected to change significantly from those shown above.


   Legal proceedings-

   In November 1995, certain Connecticut plumbers and HVAC contractors filed a class action suit against the Company and the State's two other LDCs, claiming that the LDCs unfairly competed with licensed plumbers and contractors by performing customer service work using customer service employees who did not possess State trade licenses. Previously, the LDCs have claimed that the work was performed under a statutory exemption enacted in 1965 and amended in 1967. The Connecticut courts have upheld an administrative ruling against the LDCs' position.

   (In thousands of dollars, except per share amounts)
   September 30, 1997


   The plumbers and contractors are currently asserting claims for profits which they allege were lost during prior years. There has not been any settlement demand or any formal statement of alleged damages. As a result, management cannot estimate the potential exposure related to these claims. The Company is vigorously defending this matter.

   On July 28, 1997, the Company filed suit in state court against another Connecticut LDC seeking to enjoin that company from serving retail customers in a town in which the Company currently serves customers. A hearing is scheduled for January 1998, and a decision on the merits of the Company's claims is expected in a matter of weeks following that hearing. The outcome of this litigation and its impact cannot be assessed at this time.

   The Company is not a party to any other litigation other than ordinary routine litigation incident to the operations of the Company or its subsidiaries. In the opinion of management, the resolution of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.


   11.  Segment Information:

   The Company operates in two segments: regulated gas related activities and unregulated diversified businesses. Gas related activities consist primarily of natural gas distribution to residential, commercial and industrial customers. Diversified businesses consist primarily of district heating and cooling services.

   Intersegment sales are priced in accordance with terms of existing tariffs and contracts. Information about the Company's operations, by business segment, is presented below:

   (In thousands of dollars, except per share amounts)
   September 30, 1997


                                                        1997          1996        1995
                                                     --------      --------     --------
    Revenues:
        Gas related activities                       $287,401      $297,016     $255,680
        Diversified businesses                         22,906        23,628       22,306
        Intersegment revenues                          (4,742)       (5,281)      (2,801)
                                                     --------      --------     --------
            Total                                    $305,565      $315,363     $275,185
                                                     ========      ========     ========
    Pre-Tax Operating Income:
        Gas related activities                       $ 42,839      $ 41,130     $ 33,309
        Diversified businesses                          2,004         3,739        5,280
                                                     --------      --------     --------
            Total                                      44,843        44,869       38,589
        Income taxes                                   16,959        14,365        9,430
                                                     --------      --------     --------
            Consolidated Operating Income            $ 27,884      $ 30,504     $ 29,159
                                                     ========      ========     ========
    Depreciation and Amortization:
        Gas related activities                       $ 16,019      $ 15,399     $ 14,655
        Diversified businesses                          2,165         2,366        2,322
                                                     --------      --------     --------
            Total                                    $ 18,184      $ 17,765     $ 16,977
                                                     ========      ========     ========
    Property Additions:
        Gas related activities                       $ 23,726      $ 23,894     $ 25,311
        Diversified businesses                            867           387        1,528
                                                     --------      --------     --------
            Total                                    $ 24,593      $ 24,281     $ 26,839
                                                     ========      ========     ========
    Identifiable Assets:
        Gas related activities                       $402,203      $404,210     $400,064
        Diversified businesses                         62,084        62,769       64,975
                                                     --------      --------     --------
            Consolidated Identifiable Assets         $464,287      $466,979     $465,039
                                                     ========      ========     ========


   12.  Subsequent Events:

   Recapitalization plan-

   In October 1997, TEN repurchased 2.0 million shares of CTG common stock for $52,000. The purchase was the result of a "dutch auction" tender offer that was completed on October 30, 1997. TEN financed the purchase with a combination of revolving bank debt and the issue of $45,000 of Senior Subordinated Notes at 6.99%, due 2009. The Senior Subordinated Notes will be repaid in semi-annual principal payments of $2,500 beginning in 2001. The shares repurchased by TEN were transferred directly to CTG by the depositary. In connection with the repurchase, the Company reduced its quarterly dividend on common stock from $0.38 ($1.52 annually) to $0.25 ($1.00 annually) per share, effective with the first quarter of fiscal 1998.

   (In thousands of dollars, except per share amounts)
   September 30, 1997


   The following summary of pro forma financial information gives effect to the repurchase of the shares as if the transaction had occurred at the beginning of each year presented, in the case of income statement data, or at year-end in the case of balance sheet data. This summary pro forma financial information is for comparison purposes only and does not purport to be indicative of the results that would actually have been obtained had the repurchase of the shares been completed at the dates indicated.

                                     Year Ended            Year Ended             Year Ended
                                 September 30, 1997    September 30, 1996     September 30, 1995
                                 ------------------    ------------------     ------------------
                                           Pro Forma              Pro Forma              Pro Forma
                                          $26.00 per             $26.00 per             $26.00 per
                                             Share                  Share                  Share
                                   As      Purchase       As      Purchase       As      Purchase
                                Reported     Price     Reported     Price     Reported     Price
                                --------   ---------   --------   ---------   --------   ---------
   Income Statement Data:
   ---------------------
   Net Income Applicable to
     Common Stock                $ 17,013   $ 14,855   $ 18,932    $ 16,780   $ 16,957    $ 14,818
                                 ========   ========   ========    ========   ========    ========
   Income Per Average Share of
     Common Stock (1)
                                   $ 1.60     $ 1.72     $ 1.87      $ 2.06     $ 1.71      $ 1.87
                                   ======     ======     ======      ======     ======      ======
   Average Common Shares
     Outstanding During the
     Period (2)                    10,632      8,632     10,147       8,147      9,927       7,927
                                   ======     ======     ======      ======      =====       =====
   Dividends per Share of
     Common Stock (3)              $ 1.52     $ 1.00     $ 1.50      $ 1.00     $ 1.48      $ 1.00
                                   ======     ======     ======      ======     ======      ======

   Balance Sheet Data:
   ------------------
   Total Assets                  $464,287   $464,287   $466,979    $466,979   $465,039    $465,039
                                 ========   ========   ========    ========   ========    ========
   Long-term Debt (Less
     Current Maturities) (4)     $126,787   $177,254   $136,432    $186,899   $150,390    $200,857
                                 ========   ========   ========    ========   ========    ========
   Total Common Equity           $169,299   $116,599   $168,882    $116,182   $150,111    $ 97,411
                                 ========   ========   ========    ========   ========    ========

   ----------------------------------------------------------------------------

   (1) Represents earnings per share based on pro forma net income divided by the pro forma shares outstanding. Lower pro forma earnings reflect additional after tax interest due to the higher debt outstanding.
   (2) Represents shares outstanding less the 2,000 shares purchased pursuant to the tender offer.
   (3)   Pro Forma represents dividends at $0.25 per share per quarter.
   (4) Represents long-term debt outstanding plus $45,000 of pro forma debt from the Senior Subordinated Notes at 6.99% and $8,200 of pro forma debt at a rate of 6.37% under the revolving credit facilities.

   (In thousands of dollars, except per share amounts)
   September 30, 1997


   In a Forward Equity Purchase Agreement dated October 1, 1997, CTG has committed to fund $7,500 per year into TEN from 1998 through 2009 for an aggregate additional cash infusion in TEN of $90,000. In exchange, TEN caused all shares of CTG common stock purchased through the October 1997 tender offer to be transferred directly to CTG by the depositary. As a provision of this agreement CTG is restricted from declaring or paying any dividends or distributions to its holders of common stock if any amounts due and payable under this agreement are in arrears.


   Long-term debt-

   In October 1997, the Company issued a total of $19,000 of Medium Term Notes ("MTNs") due 2007. These MTNs are unsecured and have no call provisions or sinking fund requirements. The proceeds were used to refinance existing short-term debt. The face values and interest rates of these MTNs are:

                            Face Value              Interest Rate
                            ----------              -------------
                                $ 1,000                  6.62%
                                $ 1,000                  6.65%
                                $17,000                  6.69%



   Sale of assets-

   In October 1997, the Company entered into an agreement to sell the physical assets and contracts of ENServe Corp., a wholly owned subsidiary of TEN engaged in the HVAC business, for approximately $1,200. The transaction will be completed in fiscal 1998.


   13.  Quarterly Results (Unaudited):

   The following table sets forth information with respect to the consolidated quarterly results of operations for the fiscal years 1997 and 1996. The amounts are unaudited but, in the opinion of management, present fairly the results of operations.

   The quarterly results of operations reflect the seasonal nature of the Company's operations. The results of any one quarter during the year are not indicative of the results of future quarters or the results of the Company's fiscal year.

   NOTES TO FINANCIAL STATEMENTS (Concluded)
   (In thousands of dollars, except per share amounts)
   September 30, 1997


                        Consolidated Results of Operations
                        ----------------------------------
   --------------------------------------------------------------------------------------------
                                    December 31,  March 31,      June 30,     September 30,
   Quarter Ended                         1996        1997           1997           1997
   --------------------------------------------------------------------------------------------

      Operating Revenues               $ 89,269    $124,681       $ 53,234       $ 38,381

      Operating Income (Loss)          $  9,421    $ 16,050       $  3,342       $   (929)

      Net Income (Loss)                $  6,716    $ 12,689       $    658       $ (2,988)

      Net Income (Loss) Per Common
           Share*                      $    .63    $   1.19       $    .06       $   (.28)

   --------------------------------------------------------------------------------------------
                                    December 31,  March 31,      June 30,      September 30,
   Quarter Ended                         1995        1996           1996           1996
   --------------------------------------------------------------------------------------------

      Operating Revenues               $ 90,462    $130,606       $ 53,954        $ 40,341

      Operating Income (Loss)          $ 11,367    $ 17,233       $  2,407        $   (503)

      Net Income (Loss)                $  8,174    $ 13,888       $   (562)       $ (2,505)

      Net Income (Loss) Per Common
         Share*                        $    .82    $   1.40       $   (.06)       $   (.24)

   * The sum of quarterly earnings per share does not equal annual earnings per share as reported on the statements of income because of quarterly changes in weighted average shares outstanding.

   ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
   ------------------------------------------------------------


   There have been no disagreements required to be disclosed under this item.

                                     PART III



   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   -----------------------------------------------------------

       The information required by this item regarding directors of the registrant and the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the section entitled "Biographical Information" in the Company's proxy statement for its January 1998 Annual Meeting, which the Company files with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934. This information is hereby incorporated by reference. The information required by this item regarding executive officers of the registrant is included in Part I hereof.


   ITEM 11. EXECUTIVE COMPENSATION
   -------------------------------

       The information required by this item is contained in the sections entitled "Compensation of Directors","Compensation Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Summary Executive Compensation", "Change of Control", "Long Term Incentive Plan", "Retirement Plans" and "Corporate Performance Graph" in the Company's proxy statement for its January 1998 Annual Meeting, which the Company files with the Securities and Exchange Commission pursuant to Regulation 14A. This information is hereby incorporated by reference.


   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
   -----------------------------------------------------------------------

       The information required by this item is contained in the section entitled "Ownership of Company Stock" in the Company's proxy statement for its January 1998 Annual Meeting, which the Company files with the Securities and Exchange Commission pursuant to Regulation 14A. This information is hereby incorporated by reference.


   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
   -------------------------------------------------------

       The information required by this item is contained in the section entitled "Certain Relationships and Related Transactions" in the Company's proxy statement for its January 1998 Annual Meeting, which the Company files with the Securities and Exchange Commission pursuant to Regulation 14A. This information is hereby incorporated by reference.

                                      PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

   (a)  1. Financial Statements:
           --------------------

           The consolidated balance sheets, statements of income, statements of cash flows, statements of capitalization and statements of common stock equity, together with the notes to the financial statements and report thereon of Arthur Andersen LLP dated November 6, 1997, are included in Part II, Item 8 herein.

        2. Financial Statement Schedules:
           -----------------------------

           The following financial statement schedules included herein under
           Item 14(d) are filed as part of this report.

              II Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 1997, 1996 and 1995

             Schedules I, III, IV, and V are not submitted because they are not applicable or the information required to be included therein is contained in the financial statements and footnotes.

        3. Exhibits
           --------

      Exhibit
      Number
   ------------

    3   Articles of Incorporation and By-Laws

             (1) Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to the Company's Registration Statement on Form S-4, Amendment No. 1, filed with the Commission on December 27, 1996 (Commission File No. 333-16297)

             (2) Amended and Restated By-Laws of the Company, filed as Exhibit No. 3.4 to the Company's Registration Statement on Form S-4, Amendment No. 1, filed with the Commission on December 27, 1996 (Commission File No. 333-16297)


    4   Instruments Defining Rights of Security Holders, Including Indentures

             (1) Indenture of Mortgage and Deed of Trust between The Hartford Gas Company and The First National Bank of Hartford, Trustee dated February 1, 1947, filed as Exhibit No. 2.2 to the Connecticut Natural Gas Corporation's Registration Statement on Form S-7 filed with the Commission on December 8, 1970 (Commission File No. 2-38993)

           --------

      Exhibit
      Number
   ------------

             (2) In addition to the Indenture of Mortgage and Deed of Trust referred to in 4(1) above, there have been sixteen supplemental indentures thereto, all of which have been filed with the Commission as follows:

                  (a) Supplemental indentures 1-9 filed as Exhibit No. 2.2 to the Connecticut Natural Gas Corporation's Registration Statement on Form S-7 filed with the Commission on December 8, 1970 (Commission File No. 2-38993)

                  (b) Tenth Supplemental Indenture filed as Exhibit No. 2.3 to the Connecticut Natural Gas Corporation's Registration Statement on Form S-7 filed with the Commission on March 3, 1972 (Commission File No. 2-43286)

                  (c) Eleventh Supplemental Indenture filed as Exhibit No. V to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1974, filed with the Commission in March, 1975 (Commission File No. 1-7727)

                  (d) Twelfth Supplemental Indenture filed as Exhibit No. 4(h) to the Connecticut Natural Gas Corporation's Registration Statement on Form S-7 filed with the Commission on December 23, 1981 (Commission File No. 2-75457)

                  (e) Thirteenth Supplemental Indenture filed as Exhibit No. 4 to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1982, filed with the Commission in August, 1982 (Commission File No. 1-7727)

                  (f) Fourteenth Supplemental Indenture filed as Exhibit No. 4(iii) to the Connecticut Natural Gas Corporation's Current Report on Form 8-K, dated August 28, 1986, filed with the Commission in September, 1986 (Commission File No. 1-7727)

                  (g) Fifteenth Supplemental Indenture filed as Exhibit No. 4(iii) to the Connecticut Natural Gas Corporation's Current Report on Form 8-K, dated December 8, 1987, filed with the Commission in December, 1987 (Commission File No. 1-7727)

                  (h) Sixteenth Supplemental Indenture filed as Exhibit No. 4(ii)(h) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, filed with the Commission in November, 1989 (Commission File No. 1-7727)


    9   Voting Trust Agreement
           Not applicable

           --------

      Exhibit
      Number
   ------------

   10   Material Contracts

             (1) Canadian gas transportation contract (rate schedule CGT-NE) between the Connecticut Natural Gas Corporation and Tennessee, dated December 1, 1987, filed as Exhibit No. 10(xxiii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)

             (2) Gas purchase contract between the Connecticut Natural Gas Corporation and TransCanada Pipelines Limited, dated September 14, 1987, filed as Exhibit No. 10(xxiv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)

             (3) Gas sales agreement between the Connecticut Natural Gas Corporation and Boundary Gas, Inc., dated September 14, 1987, filed as Exhibit No. 10(xxv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)

             (4) Steam Supply Agreement between The Hartford Steam Company and Independent Energy Operations, Inc., dated December 3, 1987, filed as Exhibit No. 10(xxv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

             (5) Open-End Mortgage and Security Agreement between Energy Networks, Inc. and The Connecticut National Bank, dated March 1, 1989, filed as Exhibit No. 10(xxviii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

             (6) Collateral Assignment of Lease and Rentals, dated March 1, 1989, to the Open-End Mortgage and Security Agreement between Energy Networks, Inc. and The Connecticut National Bank, dated March 1, 1989 (filed as Exhibit 10(5) herein), filed as Exhibit No. 10(xxix) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1-7727)

             (7) Precedent Agreement to First Amendment, dated September 14, 1988, to the Gas Sales Agreement between the Connecticut Natural Gas Corporation and Boundary Gas, Inc., dated September 14, 1987, filed as Exhibit No. 10(xxxi) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission March 28, 1990 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10        (8)  First Amendment, dated January 1, 1990, to the Gas Sales
                  Agreement between the Connecticut Natural Gas Corporation and
                  Boundary Gas, Inc., dated September 14, 1987, filed as
                  Exhibit 10(xxxii) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March
                  28, 1990 (Commission File No. 1-7727)

             (9) Medium Term Notes, Series A, Placement Agency Agreement among Connecticut Natural Gas Corporation, PaineWebber Incorporated and Smith Barney, Harris Upham & Co. Incorporated, dated November 1, 1991, filed as Exhibit No. 10(xxxix) to the Connecticut Natural Gas Corporation's Transition Report on Form 10-K for the period October 1, 1990 to September 30, 1991, filed with the Commission on December 23, 1991, (Commission File No. 1-7727)

            (10) Issuing and Paying Agency Agreement between The Connecticut National Bank and Connecticut Natural Gas Corporation, for the Medium Term Notes, Series A, dated November 1, 1991, filed as Exhibit No. 10(xl) to the Connecticut Natural Gas Corporation's Transition Report on Form 10-K for the period October 1, 1990 to September 30, 1991, filed with the Commission on December 23, 1991, (Commission File No. 1-7727)

            (11) Connecticut Natural Gas Corporation Executive Restricted Stock Plan, filed as Exhibit A to the Connecticut Natural Gas Corporation's definitive proxy statement dated March 26, 1991, filed with the Commission on March 26, 1991 (Commission File No. 1-7727)

            (12) Gas Transportation Contract for Firm Reserved Service, dated February 7, 1991, between the Connecticut Natural Gas Corporation and the Iroquois Gas Transmission System, L.P., filed as Exhibit No. 10(xxxvii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

            (13) Gas Sales Agreement No. 1, dated February 7, 1991, between the Connecticut Natural Gas Corporation and Alberta Northeast Gas Limited, filed as Exhibit No. 10(xxxviii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-
                  7727)

            (14) Gas Sales Agreement No. 2, dated February 7, 1991, between the Connecticut Natural Gas Corporation and Alberta Northeast Gas Limited, filed as Exhibit No. 10(xxxix) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-
                  7727)

           --------

      Exhibit
      Number
   ------------

   10       (15)  Gas Sales Agreement (ProGas), dated February 7, 1991, between the Connecticut Natural Gas Corporation and Alberta Northeast
                  Gas Limited, filed as Exhibit No. 10(xl) to the Connecticut
                  Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

            (16) Gas Sales Agreement (ATCOR), dated February 7, 1991, between the Connecticut Natural Gas Corporation and Alberta Northeast Limited, filed as Exhibit No. 10(xli) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

            (17) Gas Sales Agreement (AEC), dated February 7, 1991, between the Connecticut Natural Gas Corporation and Alberta Northeast Gas Limited, filed as Exhibit No. 10(xlii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

            (18) Gas Transportation Contract for Firm Reserved Service, dated October 20, 1992, between the Connecticut Natural Gas Corporation and the Iroquois Gas Transmission System, L.P., filed as Exhibit No. 10(xlvii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

            (19) Revolving Credit Agreement, dated March 30, 1993, between the Connecticut Natural Gas Corporation and The First National Bank of Boston, filed as Exhibit No. 10(xlviii) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, filed with the Commission on May 3, 1993 (Commission File No. 1-7727)

            (20) Secured Note Purchase Agreement, dated July 15, 1993, between the CNG Realty Corp. and the Aid Association for Lutherans, filed as Exhibit No. 10(xlix) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed with the Commission on August 3, 1993 (Commission File No. 1-7727)

            (21) Capital Contribution Support Agreement, dated April 15, 1993, among Connecticut Natural Gas Corporation, ENI Transmission Company and Bank of Montreal, filed as Exhibit No. 10(l) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed with the Commission on August 3, 1993 (Commission File No. 1-7727)

            (22) Steam and Chilled Water Supply Agreement, dated May 28, 1986, between Capitol District Energy Center Cogeneration Associates and Energy Networks, Incorporated, filed as Exhibit No. 10(xxxvii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10       (23)  Service Agreement #89102 (Rate Schedule AFT-1), dated June 1,
                  1993, between the Connecticut Natural Gas Corporation and
                  Algonquin Gas Transmission Company, filed as Exhibit No.
                  10(xxxviii) to the Connecticut Natural Gas Corporation's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1993, filed with the Commission December 28,
                  1993 (Commission File No. 1-7727)

            (24) Service Agreement #93205 (Rate Schedule AFT-1), dated June 1, 1993, between the Connecticut Natural Gas Corporation and Algonquin Gas Transmission Company, filed as Exhibit No. 10(xl) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

            (25) Service Agreement #.6426, dated June 1, 1993, between the Connecticut Natural Gas Corporation and Transcontinental Gas Pipe Line Corporation, filed as Exhibit No. 10(xlv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

            (26) Service Agreement #800294 (Rate Schedule FT-1), dated June 1, 1993, between the Connecticut Natural Gas Corporation and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(xlviii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

            (27) Service Agreement #800295 (Rate Schedule FT-1), dated June 1, 1993, between the Connecticut Natural Gas Corporation and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(xlix) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

            (28) Service Agreement (Rate Schedule FTNN), dated October 1, 1993, between the Connecticut Natural Gas Corporation and CNG Transmission Corporation, filed as Exhibit No. 10(liii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-
                  7727)

            (29) Service Agreement (Rate Schedule GSS), dated November 1, 1993, between the Connecticut Natural Gas Corporation and CNG Transmission Corporation, filed as Exhibit No. 10(liv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10       (30)  Amended and Restated CNG Officers' Retirement Plan, dated
                  June 28, 1994, filed as Exhibit No. 10(liii) to the
                  Connecticut Natural Gas Corporation's Annual Report on Form
                  10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

            (31) The Connecticut Natural Gas Corporation Officers' Retirement Plan Trust Agreement, dated January 9, 1989, filed as Exhibit No. 10(liv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

            (32) First Amendment to the Connecticut Natural Gas Corporation Officers' Retirement Plan and Deferred Compensation Plan Trust Agreement, dated August 5, 1993, filed as Exhibit No. 10(lv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

            (33) The Connecticut Natural Gas Corporation Deferred Compensation Plan, as amended, dated January 1, 1993, filed as Exhibit No. 10(lvi) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

            (34) First Amendment to the Connecticut Natural Gas Corporation Deferred Compensation Plan, dated December 2, 1993, filed as Exhibit No. 10(lvii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

            (35) Second Amendment to the Connecticut Natural Gas Corporation Deferred Compensation Plan, dated June 28, 1994, filed as Exhibit No. 10(lviii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

            (36) Agreement and Declaration of Trust, Connecticut Natural Gas Corporation Employee Benefit Trust, dated December 28, 1987, filed as Exhibit No. 10(lix) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

            (37) First Amendment to Agreement and Declaration of Trust, Connecticut Natural Gas Corporation Employee Benefit Trust, Dated December 2, 1993, filed as Exhibit No. 10(lx) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10       (38)  Agreement and Declaration of Trust, Connecticut Natural Gas
                  Corporation Union Employee Benefit Trust, dated December 2,
                  1993, filed as Exhibit No. 10(lxi) to the Connecticut Natural
                  Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission
                  December 27, 1994 (Commission File No. 1-7727)

            (39) CNG Annual Incentive Plan, 1994, filed as Exhibit No. 10(lxii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

            (40) Letter of Credit and Reimbursement Agreement by and between Energy Networks, Inc. and The Bank of Nova Scotia, dated October 14, 1994, filed as Exhibit No. 10(lxiv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

            (41) Medium Term Notes, Series B, Placement Agency Agreement among Connecticut Natural Gas Corporation, Smith Barney Inc., and A.G. Edwards & Sons, Inc., dated June 14, 1994, filed as Exhibit No. 10(lxvi) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

            (42) Issuing and Paying Agency Agreement between Shawmut Bank Connecticut, National Association, and Connecticut Natural Gas Corporation, for Medium Term Notes, Series B, dated June 14, 1994, filed as Exhibit No. 10(lxvii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

            (43) Gas Storage Contract, dated February 16, 1990, between the Connecticut Natural Gas Corporation and ENDEVCO Industrial Gas Sales Company, filed as Exhibit No. 10(lxix) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

            (44) Commercial Revolving Credit Agreement by and between Fleet Bank, National Association, and Energy Networks, Inc., dated December 21, 1994, filed as Exhibit No. 10(lxx) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, filed with the Commission January 31, 1995 (Commission File No. 1-7727)

            (45) Service Agreement #86006 (Rate Schedule AFT-1), dated September 1, 1994, between the Connecticut Natural Gas Corporation and Algonquin Gas Transmission Company, filed as Exhibit No. 10(lxxi) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Commission August 2, 1995 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10       (46)  Service Agreement #93005 (Rate Schedule AFT-1), dated
                  September 1, 1994, between the Connecticut Natural Gas
                  Corporation and Algonquin Gas Transmission Company, filed as
                  Exhibit No. 10(lxxii) to the Connecticut Natural Gas
                  Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Commission August 2, 1995
                  (Commission File No. 1-7727)

            (47) Service Agreement #9B103 (Rate Schedule AFT-1), dated September 1, 1994, between the Connecticut Natural Gas Corporation and Algonquin Gas Transmission Company, filed as Exhibit No. 10(lxxiii) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Commission August 2, 1995 (Commission File No. 1-7727)

            (48) Service Agreement #9W005 (Rate Schedule AFT-1), dated September 1, 1994, between the Connecticut Natural Gas Corporation and Algonquin Gas Transmission Company, filed as Exhibit No. 10(lxxiv) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Commission August 2, 1995 (Commission File No. 1-7727)

            (49) KBC Energy Services Partnership Agreement, dated June 19, 1995, By and Among Bay State Energy Enterprises, Inc., ENI Gas Services, Inc., and Koch Energy Alliance Company, filed as Exhibit No. 10(lxxv) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Commission August 2, 1995 (Commission File No. 1-7727)

            (50) Gas Storage Agreement No. 1626 (Rate Schedule FS), dated September 1, 1993, by and between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(lxix) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

            (51) Gas Transportation Agreement No. 2498 (Rate Schedule FT-A), dated September 1, 1993, by and between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(lxx) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

            (52) Gas Transportation Agreement No. 3900 (Rate Schedule FT-A), dated October 1, 1993, by and between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(lxxi) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10       (53)  Gas Transportation Agreement No. 3901 (Rate Schedule FT-A),
                  dated October 1, 1993, by and between the Connecticut Natural
                  Gas Corporation and Tennessee Gas Pipeline Company, filed as
                  Exhibit No. 10(lxxii) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December
                  18, 1995 (Commission File No. 1-7727)

            (54) Gas Transportation Agreement No. 2075 (Rate Schedule FT-A), dated September 1, 1993, by and between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(lxxiii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

            (55) Second Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated June 27, 1995, filed as Exhibit No. 10(lxxvi) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

            (56) Second Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated January 24, 1995, filed as Exhibit No. 10(lxxvii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

            (57) Third Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated June 27, 1995, filed as Exhibit No. 10(lxxviii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

            (58) Amendment to Connecticut Natural Gas Corporation Officers' Retirement Plan, dated June 27, 1995, filed as Exhibit No. 10(lxxix) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

            (59) Third Amendment to Connecticut Natural Gas Corporation Deferred Compensation Plan, dated June 27, 1995, filed as Exhibit No. 10(lxxx) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

            (60) Third Amendment to The Connecticut Natural Gas Corporation Officers' Retirement Plan and Deferred Compensation Plan Trust Agreement, dated September 12, 1995, filed as Exhibit No. 10(lxxxi) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10       (61)  Second Amendment to Restricted Stock Agreement (Under the
                  Connecticut Natural Gas Corporation Executive Restricted
                  Stock plan), dated June 27, 1995, filed as Exhibit No.
                  10(lxxxii) to the Connecticut Natural Gas Corporation's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1995, filed with the Commission December 18,
                  1995 (Commission File No. 1-7727)

            (62) Third Amendment to Restricted Stock Agreement (Under the Connecticut Natural Gas Corporation Executive Restricted Stock plan), dated June 27, 1995, filed as Exhibit No. 10(lxxxiii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

            (63) Amended and Restated CNG Nonemployee Directors' Fee Plan, dated September 29, 1995, filed as Exhibit No. 10(lxxxiv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-
                  7727)

            (64) CNG Nonemployee Directors' Fee Plan Trust Agreement, by and between the Connecticut Natural Gas Corporation and Fleet Bank, N.A., dated September 28, 1995, filed as Exhibit No. 10(lxxxv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

            (65) Irrevocable Standby Letter of Credit by and between Energy Networks, Inc. and The Bank of Nova Scotia, dated March 20, 1996, filed as Exhibit No. 10(lxxxvii) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed with the Commission May 1, 1996 (Commission File No. 1-7727)

            (66) Gas Transportation Agreement (FT-A Rate Schedule, Service Package No. 86) dated September 1, 1993, between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(lxxxviii) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

            (67) Gas Transportation Agreement (FT-A Rate Schedule, Service Package No. 1625) dated September 1, 1993, between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(lxxxix) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10       (68)  Gas Transportation Agreement (FT-A Rate Schedule, Service
                  Package No. 2655) dated September 1, 1993, between the
                  Connecticut Natural Gas Corporation and Tennessee Gas
                  Pipeline Company, filed as Exhibit No. 10(xc) to the
                  Connecticut Natural Gas Corporation's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

            (69)  Gas Storage Contract (Rate Schedule FS, Service Package No.
                  1626) dated December 1, 1994, between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(xciii) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

            (70) Amendment No.1-A to Gas Storage Contract (Rate Schedule FS, Service Package No. 1626) dated July 1, 1995 between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(xciv) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

            (71) Service Agreement (#N01719, FST Service) dated March 28, 1996 between the Connecticut Natural Gas Corporation and National Fuel Gas Supply Corporation, filed as Exhibit No. 10(xcv) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

            (72) Amendment No. 1 to Service Agreement (#N01719, FST Service) dated April 1, 1996, between the Connecticut Natural Gas Corporation and National Fuel Gas Supply Corporation, filed as Exhibit No. 10(xcvi) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

            (73) Service Agreement (#O01718, FSS Service) dated March 28, 1996 between the Connecticut Natural Gas Corporation and National Fuel Gas Supply Corporation, filed as Exhibit No. 10(xcvii) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

            (74) Amendment No. 1 to Service Agreement (#O01718, FSS Service) dated April 1, 1996, between the Connecticut Natural Gas Corporation and National Fuel Gas Supply Corporation, filed as Exhibit No. 10(xcviii) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10       (75)  First Amendment to Agreement and Declaration of Trust,
                  Connecticut Natural Gas Corporation Union Employee Benefit
                  Trust, dated January 24, 1995, between the Connecticut
                  Natural Gas Corporation and Fleet Bank, N.A., filed as
                  Exhibit No. 10(xcii) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

            (76) CNG Nonemployee Directors' Fee Plan, dated October 1, 1996, filed as Exhibit No. 10(xciii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

            (77) First Amendment to CNG Nonemployee Directors' Fee Plan Trust Agreement, dated October 1, 1996, between the Connecticut Natural Gas Corporation and Putnam Fiduciary Trust Company, filed as Exhibit No. 10(xciv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

            (78) Second Amendment to CNG Nonemployee Directors' Fee Plan Trust Agreement, dated October 1, 1996, between the Connecticut Natural Gas Corporation and Putnam Fiduciary Trust Company, filed as Exhibit No. 10(xcv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

            (79) Third Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated October 31, 1995, filed as Exhibit No. 10(xcvi) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

            (80) Fourth Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated December 19, 1995, filed as Exhibit No. 10(xcvii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

            (81) Fifth Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated February 27, 1996, filed as Exhibit No. 10(xcviii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10       (82)  Fourth Amendment to Connecticut Natural Gas Corporation Union
                  Employee Savings Plan, dated October 31, 1995, filed as
                  Exhibit No. 10(xcix) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

            (83) Fifth Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated December 19, 1995, filed as Exhibit No. 10(c) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

            (84) Sixth Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated February 27, 1996, filed as Exhibit No. 10(ci) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

            (85) Settlement Agreement and Release of All Claims between Connecticut Natural Gas Corporation and Harry Kraiza, Jr., dated September 25, 1996, filed as Exhibit No. 10(cii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-
                  7727)

            (86) Service Agreement (#93305, Rate Schedule AFT-1), dated June 1, 1993, between the Connecticut Natural Gas Corporation and Algonquin Gas Transmission Company, filed as Exhibit No. 10(ciii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

            (87) Service Agreement (#400507, Rate Schedule FSS-1), dated November 15,1996, between the Connecticut Natural Gas Corporation and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(civ) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

            (88) Service Agreement (#800424, Rate Schedule CDS), dated November 15, 1996, between the Connecticut Natural Gas Corporation and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(cvii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

           --------

      Exhibit
      Number
   ------------

   10       (89)  Connecticut Natural Gas Corporation Employee Savings Plan
                  Trust Agreement, including amendments thereto, filed as
                  exhibit 4(ii) to the Connecticut Natural Gas Corporation
                  Employee Savings Plan Registration Statement on Form S-8, filed with the Commission on July 20, 1994 (Commission File
                  No. 33-54643)

            (90) Connecticut Natural Gas Corporation Union Employee Savings Plan Trust Agreement, including amendments thereto, filed as exhibit 4(ii) to the Connecticut Natural Gas Corporation Union Employee Savings Plan Registration Statement on Form S-8, filed with the Commission on July 20, 1994 (Commission File No. 33-54653)

            (91) First Amendment to Connecticut Natural Gas Corporation Employee Savings Plan Trust Agreement, dated March 25, 1997, filed as Exhibit No. 10(cx) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1-12859)

            (92) First Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan Trust Agreement, dated March 25, 1997, filed as Exhibit No. 10(cxi) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1-12859)

            (93) Amendment to Connecticut Natural Gas Corporation Officers' Retirement Plan, dated March 25, 1997, filed as Exhibit No. 10(cxii) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1-12859)

            (94) Fourth Amendment to Connecticut Natural Gas Corporation Deferred Compensation Plan, dated March 25, 1997, filed as Exhibit No. 10(cxiii) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1-12859)

            (95) First Amendment to Connecticut Natural Gas Corporation Executive Restricted Stock Plan, dated March 25, 1997, filed as Exhibit No. 10(cxiv) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1-12859)

            (96) Third Amendment to CNG Nonemployee Directors' Fee Plan Trust Agreement, dated March 25, 1997, filed as Exhibit No. 10(cxv) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1-12859)

           --------

      Exhibit
      Number
   ------------

   10       (97)  Fourth Amendment to The Connecticut Natural Gas Corporation
                  Officers Retirement Plan and Deferred Compensation Plan Trust
                  Agreement, dated March 25, 1997, filed as Exhibit No.
                  10(cxvi) to the CTG Resources, Inc.'s Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1-12859)

            (98) Second Amendment to Agreement and Declaration of Trust, Connecticut Natural Gas Corporation Employee Benefit Trust, dated March 25, 1997, filed as Exhibit No. 10(cxvii) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1-12859)

            (99) Sixth Amendment to Connecticut Natural Gas Corporation Employee Savings Plan (As Amended and Restated, Effective as of January 1, 1989), dated May 2, 1997, filed as Exhibit No. 10(cxviii) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1-12859)

           (100) Seventh Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan (As Amended and Restated, Effective as of January 1, 1989), dated May 2, 1997, filed as Exhibit No. 10(cxix) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1-12859)

           (101) First Amendment to CNG Nonemployee Directors' Fee Plan, dated May 2, 1997, filed as Exhibit No. 10(cxxx) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1-12859)

           (102) Three-year Revolving Credit Agreement between TEN and Fleet National Bank, filed as Exhibit No. 99(B)(2) to the CTG Resources, Inc.'s Issuer Tender Offer Statement on Schedule 13E-4, filed with the Commission on October 2, 1997 (Commission File No. 5-51659)

           (103) 364-Day Revolving Credit Agreement between and TEN and Fleet National Bank, filed as Exhibit No. 99(B)(3) to the CTG Resources, Inc.'s Issuer Tender Offer Statement on Schedule 13E-4, filed with the Commission on October 2, 1997 (Commission File No. 5-51659)

           (104) Note Purchase Agreement among TEN, Metropolitan Life Insurance Company and Texas Life Insurance Company, filed as Exhibit No. 99(B)(4) to the CTG Resources, Inc.'s Issuer Tender Offer Statement on Schedule 13E-4, filed with the Commission on October 2, 1997 (Commission File No. 5-51659)

           --------

      Exhibit
      Number
   ------------

   10     (105)   Forward Equity Purchase Agreement, dated October 1, 1997,
                  between CTG and TEN, filed as Exhibit No. 99(C) to the CTG
                  Resources, Inc.'s Issuer Tender Offer Statement on Schedule
                  13E-4, filed with the Commission on October 2, 1997
                  (Commission File No. 5-51659)

          (106)* Amendment to ANE Gas Sales Agreement No. 1, dated August 19, 1997, between the Connecticut Natural Gas Corporation and Alberta Northeast Gas Limited

          (107)* Amendment to ANE Gas Sales Agreement No. 2, dated August 19, 1997, between the Connecticut Natural Gas Corporation and Alberta Northeast Gas Limited

          (108)* Amendment to Phase 2 Gas Sales Agreement, dated August 20, 1997, between the Connecticut Natural Gas Corporation and Boundary Gas, Inc.

          (109)* Storage Service Agreement (#300094, Rate Schedule GSS), dated April 1, 1997, between the Connecticut Natural Gas Corporation and CNG Transmission Corporation

          (110)* Seasonal Transportation Service Agreement (#200106, Rate Schedule FT), dated April 1, 1997, between the Connecticut Natural Gas Corporation and CNG Transmission Corporation

          (111)* Storage Service Agreement (#1623, Rate Schedule SS-NE), dated September 1, 1993, between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company

          (112)* Transportation Service Agreement (#1627, Rate Schedule FT-A), dated September 1, 1993, between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company

          (113)*  Transportation Service Agreement (#10781, Rate Schedule FT-
                  A), dated June 1, 1995, between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company

          (114)* Amended Transportation Service Agreement (#10781, Rate Schedule FT-A), dated November 21, 1996, between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company

          (115)* Service Agreement (#820009, Rate Schedule CDS), dated November 15, 1996, between the Connecticut Natural Gas Corporation and Texas Eastern Transmission Corporation

          (116)* Service Agreement (#830035, Rate Schedule FT-1), dated November 15, 1996, between the Connecticut Natural Gas Corporation and Texas Eastern Transmission Corporation

          (117)* Service Agreement (#400223, Rate Schedule SS-1), dated November 15, 1996, between the Connecticut Natural Gas Corporation and Texas Eastern Transmission Corporation

           --------

      Exhibit
      Number
   ------------

   10     (118)*  First Amendment to Issuing and Paying Agency Agreement, dated
                  August 13, 1997, by and among State Street Bank and Trust
                  Company, Fleet National Bank and Connecticut Natural Gas
                  Corporation

          (119)* Medium Term Notes, Series B, Amended and Restated Placement Agency Agreement, dated August 13, 1997, among Connecticut Natural Gas Corporation, PaineWebber Incorporated and A.G. Edwards & Sons, Inc.

   11*  Computation of Consolidated Primary and Fully Diluted Earnings Per
        Share

   12   Computation of Ratios
           Not applicable

   13   Annual Report to Stockholders for the Fiscal Year Ended September 30,
        1997
           Not applicable

   16   Letter Regarding Change in Certifying Accountant
           Not applicable

   18   Letter Regarding Change in Accounting Principles
           Not applicable

   21*  Subsidiaries of the Registrant

   22   Published Report Regarding Matters Submitted to Vote of Security
        Holders
           None

   23*  Consent of Independent Public Accountants

   24*  Power of Attorney

   27*  Financial Data Schedule

   28   Information from Reports Furnished to State Insurance Regulatory
        Authorities
           Not applicable

   99   Additional Exhibits

            (1)*  Exhibit Index

   (a)  3. Exhibits (concluded)
           --------

   99       (2)   Information required by Form 11-K with respect to the
                  Connecticut Natural Gas Corporation Employee Savings Plan for the fiscal year ending December 31, 1996, filed as Exhibit
                  99(ii) to the Connecticut Natural Gas Corporation's Annual
                  Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996, as amended by Form 10-K Amendment No. 1, filed with the Commission on June 5, 1997 (Commission File No. 1-7727)

            (3) Information required by Form 11-K with respect to the Connecticut Natural Gas Corporation Union Employee Savings Plan for the fiscal year ending December 31, 1996, filed as
                  Exhibit 99(iii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996, as amended by Form 10-K Amendment No. 1, filed with the Commission on June 5, 1997 (Commission File No. 1-7727)


   * All exhibits listed above which have an asterisk (*) next to the exhibit number are filed herewith. All other exhibits listed above which have previously been filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, and which were designated as noted above and have not been amended, are hereby incorporated by reference.


   (b)  Reports on Form 8-K
        -------------------

        There were no current reports filed on Form 8-K during the last quarter of fiscal 1997.

                                    SIGNATURES
                                    ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    CTG RESOURCES, INC.
                                            -----------------------------------
                                                        (Registrant)

                                                S/ Victor H. Frauenhofer
                                           ------------------------------------
                                                  (Victor H. Frauenhofer)
                                           Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     S/ Victor H. Frauenhofer             Chairman, Chief Executive December 17, 1997
    -------------------------------       Officer and Director
       (Victor H. Frauenhofer)


     S/ Arthur C. Marquardt               President, Chief           December 17, 1997
    -------------------------------       Operating Officer and
       (Arthur C. Marquardt)              Director



     S/ James P. Bolduc                   Executive Vice President   December 17, 1997
    -------------------------------       and Chief Financial
       (James P. Bolduc)                  Officer



    S/ Andrew H. Johnson                  Treasurer and Chief        December 17, 1997
    -------------------------------       Accounting Officer
      (Andrew H. Johnson)


     S/ R. L. Babcock                                                December 17, 1997
    -------------------------------
       (R. L. Babcock)
     as Attorney-in-fact for:

            Bessye W. Bennett, Esq.                Director
            James F. English, Jr.                  Director
            Herman J. Fonteyne                     Director
            Beverly L. Hamilton                    Director
            Harvey S. Levenson                     Director
            Denis F. Mullane                       Director
            Richard J. Shima                       Director
            Laurence A. Tanner                     Director
            Michael W. Tomasso                     Director


                                CTG RESOURCES, INC.
                            Annual Report on Form 10-K
                                  Schedule Index

                       Fiscal Year Ended September 30, 1997

      Item                                   Description
   ----------                                -----------

     II Financial Statement Schedule II; Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 1997, 1996 and 1995

   (d) Financial Statement Schedules
       -----------------------------                                                   Page 1 of 1

                                 CTG RESOURCES, INC. AND SUBSIDIARIES
                                 -------------------------------------
                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    --------------------------------------------------------------
                         FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                         -----------------------------------------------------
                                        (THOUSANDS OF DOLLARS)

   Column A                         Column B           Column C            Column D    Column E
                                                       Additions
                                              --------------------------
                                   Balance At    Charged       Charged    Deductions    Balance
                                   Beginning    To Costs       To Other      From        At End
   Description                     of Period  And Expenses     Accounts  Reserves (1)  of Period
   -----------                     ---------- ------------     --------  -----------   ---------
   YEAR ENDED SEPTEMBER 30, 1997
   -----------------------------
     RESERVE DEDUCTED IN THE
     BALANCE SHEET FROM THE
     ASSET TO WHICH IT APPLIES:
       Allowance for doubtful
          accounts -
             Gas                     $  4,425     $  3,689     $      -     $  5,148    $  2,966
             Other                        394          166            -           87         473
                                     --------     --------     --------     --------    --------
                                     $  4,819     $  3,855     $      -     $  5,235    $  3,439
                                     ========     ========     ========     ========    ========
   YEAR ENDED SEPTEMBER 30, 1996
   -----------------------------
     RESERVE DEDUCTED IN THE
     BALANCE SHEET FROM THE
     ASSET TO WHICH IT APPLIES:
       Allowance for doubtful
          accounts -
             Gas                     $  4,066     $  4,959     $      -     $  4,600    $  4,425
             Other                        524           82            -          212         394
                                     --------     --------     --------     --------    --------
                                     $  4,590     $  5,041     $      -     $  4,812    $  4,819
                                     ========     ========     ========     ========    ========
   YEAR ENDED SEPTEMBER 30, 1995
   -----------------------------
     RESERVE DEDUCTED IN THE
     BALANCE SHEET FROM THE
     ASSET TO WHICH IT APPLIES:
       Allowance for doubtful
          accounts -
             Gas                     $  3,273     $  4,653     $      -     $  3,860    $  4,066
             Other (2)                    744          233           24          477         524
                                     --------     --------     --------     --------    --------
                                     $  4,017     $  4,886     $     24     $  4,337    $  4,590
                                     ========     ========     ========     ========    ========

[FN]
   Note: (1)   Deductions From Reserves include the write-off of uncollectible accounts, net of recoveries of accounts previously written off.
         (2)   $24 Charged to Other Accounts represents recognition of trade receivables acquired with the purchase of certain assets by the unregulated operations.