Form 10-Q
period 1997-12-31
CTG RESOURCES INC
filed 1998-02-05
CIK 1026869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   December 31, 1997
                                  ---------------------
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
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only
   to Corporate Issuers).   Number of shares of common stock outstanding as of
   the close of business on January 30, 1998:  8,652,159.

                               FINANCIAL STATEMENTS

                                CTG RESOURCES, INC.




        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K (Commission File No. 1-12859). In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position of CTG Resources, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the three months and twelve months ended December 31, 1997 and 1996 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                                                    "UNAUDITED"
                                CTG RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                              (Thousands of Dollars)


                                              December 31,  Sept. 30,  December 31,

                     ASSETS                        1997        1997         1996
                     ------                     ---------   ---------    ---------
   Plant and Equipment:
      Regulated energy                          $ 426,915   $ 423,087    $ 407,837
      Unregulated energy                           60,615      61,163       60,726
      Construction work in progress                 8,075       7,703        4,276
                                                ---------   ---------    ---------
                                                  495,605     491,953      472,839
      Less-Allowance for depreciation             165,555     160,313      148,194
                                                ---------   ---------    ---------
                                                  330,050     331,640      324,645
                                                ---------   ---------    ---------

   Investments, at equity                          11,118      11,530       10,673
                                                ---------   ---------    ---------
   Current Assets:
      Cash and cash equivalents                     3,527       4,458        1,436
      Accounts and notes receivable                45,341      28,726       41,596
      Allowance for doubtful accounts              (3,551)     (3,439)      (5,025)
      Accrued utility revenue                      20,313       4,624       16,375
      Inventories                                  14,414      17,584       13,992
      Prepaid expenses                              5,213       8,903        3,708
                                                ---------   ---------    ---------
                                                   85,257      60,856       72,082
                                                ---------   ---------    ---------
   Deferred Charges and Other Assets:
      Unrecovered future taxes                     37,177      37,177       44,812
      Recoverable transition costs                    464         839        2,128
      Other assets                                 22,698      22,245       20,263
                                                ---------   ---------    ---------
                                                   60,338      60,261       67,203
                                                ---------   ---------    ---------
                                                $ 486,763   $ 464,287    $ 474,603
                                                =========   =========    =========


                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                     CONSOLIDATED BALANCE SHEETS (Concluded)
                                (Thousands of Dollars)


                                              December 31,  Sept. 30,  December 31,

         CAPITALIZATION AND LIABILITIES            1997        1997         1996
         ------------------------------         ---------   ---------    ---------
   Capitalization:
      Common Stock                              $  67,569   $ 120,409    $ 120,635
      Retained Earnings                            55,868      49,924       51,735
                                                ---------   ---------    ---------
                                                  123,437     170,333      172,370
      Unearned compensation -
         Restricted stock awards                     (932)     (1,034)      (1,342)
                                                ---------   ---------    ---------
         Common stock equity                      122,505     169,299      171,028
      Preferred stock, not subject to
         mandatory redemption                         883         884          899
      Long-term debt                              187,374     126,787      135,474
                                                ---------   ---------    ---------
                                                  310,762     296,970      307,401
                                                ---------   ---------    ---------

   Current Liabilities:
      Current portion of long-term debt             4,085       1,487       14,069
      Notes Payable                                30,500      27,500        9,000
      Accounts payable and accrued expenses        32,369      36,968       41,221
      Refundable purchased gas costs                5,577       4,714        3,315
      Accrued liabilities                           8,211       4,531        3,539
                                                ---------   ---------    ---------
                                                   80,742      75,200       71,144
                                                ---------   ---------    ---------
   Deferred Credits:
      Deferred income taxes                        45,642      44,302       40,347
      Unfunded deferred income taxes               37,177      37,177       44,812
      Investment tax credits                        2,927       2,982        3,148
      Refundable taxes                              3,491       3,491        3,445
      Other                                         6,022       4,165        4,306
                                                ---------   ---------    ---------
                                                   95,259      92,117       96,058
                                                ---------   ---------    ---------
                                                $ 486,763   $ 464,287    $ 474,603
                                                =========   =========    =========


                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)


                                                    Three Months Ended
                                                       December 31,
                                               -----------------------------
                                                    1997              1996
                                                ----------        ----------

   Operating Revenues                           $   92,396        $   89,269
   Less:  Cost of Energy                            51,292            50,107
          State Gross Receipts Tax                   3,369             3,470
                                                ----------        ----------
   Operating Margin                                 37,735            35,692
                                                ----------        ----------

   Other Operating Expenses:
      Operations & maintenance expenses             13,523            13,945
      Depreciation                                   4,689             4,412
      Income taxes                                   6,238             5,978
      Other taxes                                    1,813             1,936
                                                ----------        ----------
                                                    26,263            26,271
                                                ----------        ----------
   Operating Income                                 11,472             9,421
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             49                49
      Equity in partnership earnings                   874               851
      Other income                                     188              (168)
      Income Taxes                                    (561)             (304)
                                                ----------        ----------
                                                       550               428
                                                ----------        ----------
   Interest and Debt Expense                         3,899             3,133
                                                ----------        ----------
   Net Income                                        8,123             6,716
   Less-Dividends on Preferred Stock                    15                16
                                                ----------        ----------
   Net Income Applicable to Common Stock        $    8,108        $    6,700
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     0.85        $     0.63
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     0.25        $     0.38
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,521,734        10,623,137
                                                ==========        ==========

                                  CTG RESOURCES, INC.          "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                    Twelve Months Ended
                                                       December 31,
                                               -----------------------------
                                                    1997              1996
                                                ----------        ----------

   Operating Revenues                           $  308,692        $  314,170
   Less:  Cost of Energy                           167,971           176,210
          State Gross Receipts Tax                  11,006            11,390
                                                ----------        ----------
   Operating Margin                                129,715           126,570
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             56,500            58,702
      Depreciation                                  18,461            17,794
      Income taxes                                  17,219            13,912
      Other taxes                                    7,600             7,604
                                                ----------        ----------
                                                    99,780            98,012
                                                ----------        ----------
   Operating Income                                 29,935            28,558
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                            125               148
      Equity in partnership earnings                 2,933             2,486
      Other deductions                                  19               189
      Nonrecurring items                                 -               892
      Income Taxes                                    (923)           (1,267)
                                                ----------        ----------
                                                     2,154             2,448
                                                ----------        ----------
   Interest and Debt Expense                        13,607            13,469
                                                ----------        ----------
   Net Income                                       18,482            17,537
   Less-Dividends on Preferred Stock                    61                63
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   18,421        $   17,474
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     1.78        $     1.69
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     1.39        $     1.51
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                         10,354,387        10,328,158
                                                ==========        ==========

                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                  Three Months Ended
                                                     December 31,
                                                 ----------------------
                                                     1997         1996
                                                     ----         ----

   Cash Flows from Operations                      $(10,040)    $ (7,186)
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                           (4,322)      (3,623)
      Other investing activities                      2,265          210
                                                   --------     --------
      Net cash used in investing activities          (2,058)      (3,413)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                 (2,178)      (4,007)
      Repurchase of common stock                    (52,839)           -
      Other stock activity, net                          (2)        (616)
      Issuance of long-term debt                     64,000            -
      Principal retired on long-term debt              (815)        (857)
      Short-term debt                                 3,000        9,000
                                                   --------     --------
      Net cash provided by
         financing activities                        11,166        3,520
                                                   --------     --------
   Decrease in Cash and
      Cash Equivalents                                 (931)      (7,079)
   Cash and Cash Equivalents at
      Beginning of Period                             4,458        8,515
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $  3,527     $  1,436
                                                   ========     ========



                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Three Months Ended
                                                     December 31,
                                                 ----------------------
                                                     1997         1996
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Net Income                                   $  8,123     $  6,716
                                                   --------     --------
      Adjustments to reconcile net income
         to net cash:
         Depreciation and amortization                4,895        4,563
         Deferred income taxes, net                   1,285          281
         Equity in partnership earnings                (874)        (851)
         Cash distributions received from
           investments                                  244          200
      Change in assets and liabilities:
         Accounts receivable                        (16,305)     (12,006)
         Accrued utility revenue                    (15,689)     (12,195)
         Inventories                                  3,170        1,976
         Purchased gas costs                            863       (2,697)
         Prepaid expenses                             3,690        7,212
         Accounts payable and accrued expenses         (544)       2,418
         Other assets/liabilities                     1,103       (2,803)
                                                   --------     --------
           Total adjustments                        (18,163)     (13,902)
                                                   --------     --------

      Cash flows from operations                   $(10,040)    $ (7,186)
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $  3,869     $  4,936
                                                   ========     ========
      Income taxes                                 $  1,614     $  1,517
                                                   ========     ========

                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                     December 31,
                                                 ----------------------
                                                     1997         1996
                                                     ----         ----

   Cash Flows from Operations                      $ 29,194     $ 34,388
                                                   --------     --------

   Cash Flows from Investing Activities:
      Capital expenditures                          (25,293)     (23,900)
      Nonrecurring Items                                  -          892
      Other investing activities                      2,109         (912)
                                                   --------     --------
      Net cash used in investing activities         (23,184)     (23,920)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                (14,348)     (15,807)
      Repurchase of common stock                    (53,473)      15,557
      Other stock activity, net                         486         (652)
      Issuance of long-term debt                     64,000            -
      Principal retired on long-term debt           (22,084)      (3,904)
      Short-term debt                                21,500       (5,100)
                                                   --------     --------
      Net cash used by
         financing activities                        (3,919)      (9,906)
                                                   --------     --------
   Increase in Cash and
      Cash Equivalents                                2,091          562
   Cash and Cash Equivalents at
      Beginning of Period                             1,436          874
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $  3,527     $  1,436
                                                   ========     ========


                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                     December 31,
                                                 ----------------------
                                                     1997         1996
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Net Income                                   $ 18,482     $ 17,537
                                                   --------     --------
      Adjustments to reconcile net income
         to net cash:
         Depreciation and amortization               19,162       17,971
         Deferred income taxes, net                   5,119        1,888
         Equity in partnership earnings              (2,933)      (2,486)
         Nonrecurring Items                               -         (892)
         Cash distributions received from
           investments                                1,805        1,901
      Change in assets and liabilities:
         Accounts receivable                         (4,317)       1,572
         Accrued utility revenue                     (3,938)       5,288
         Inventories                                   (422)      (2,659)
         Purchased gas costs                          2,262       (2,134)
         Prepaid expenses                            (1,505)      (1,538)
         Accounts payable and accrued expenses       (2,516)          87
         Other assets/liabilities                    (2,005)      (2,147)
                                                   --------     --------
           Total adjustments                         10,712       16,851
                                                   --------     --------

      Cash flows from operations                   $ 29,194     $ 34,388
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $ 11,991     $ 13,051
                                                   ========     ========
      Income taxes                                 $  8,358     $ 14,543
                                                   ========     ========


                                                                    "UNAUDITED"

                                  CTG RESOURCES, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                December 31, 1997
                              (Thousands of Dollars)


   (1)  Stock Repurchase

        On October 30, 1997, through a tender offer made by The Energy Network, Inc. (TEN), a wholly-owned, unregulated subsidiary of the Company, the Company repurchased 2.0 million shares of its no par common stock at $26.00 per share for a total purchase price of approximately $52,000. Effective with the first quarter of fiscal 1998 the Company also reduced its quarterly dividend on common stock from $0.38 ($1.52 annually) to $0.25 ($1.00 annually) per share. The stock repurchase was financed with a combination of revolving bank debt and a term loan.


   (2)  Short-term Debt

        On October 1, 1997, TEN entered into a 364-day secured revolving credit agreement for $10,000 with a bank. This agreement matures on September 29, 1998. Interest is based on a Bank Rate or a LIBOR rate plus a variable margin and is determined at the time of each borrowing. There is a one-time $5 commitment fee and a .35% facility fee upon renewal.

        On October 1, 1997, TEN entered into a three year revolving credit agreement for $10,000 with a bank. The maximum borrowing amount is reduced by $500 at the start of each fiscal quarter, beginning January 1, 1998. Interest is based on a Bank Rate or a LIBOR rate plus a variable margin and is determined at the time of each borrowing. There is a one-time $5 commitment fee and an on-going .45% to .6% facility fee on the unused portion of the agreement.


   (3)  Long-term Debt

        On October 1, 1997, TEN issued Senior Secured Notes for $45,000, due in 2009, at 6.99%. The principal will be retired through semi-annual payments of $2,500 beginning in 2001. The proceeds were used to repurchase approximately 2.0 million shares of CTG common stock.

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


   (4)  Reclassifications

        Certain prior year amounts have been reclassified to conform with current year classifications.

                                                                    "UNAUDITED"

                               CTG RESOURCES, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                                DECEMBER 31, 1997
                 (Thousands of Dollars Except Per Share Amounts)


   CTG Resources, Inc. ("the Company" or "CTG")is a holding company and parent of the Connecticut Natural Gas Corporation ("CNG") and The Energy Network, Inc. ("TEN"). CNG is an energy provider engaged in the regulated distribution, sale and transportation of natural gas. TEN holds and operates, through divisions or wholly-owned subsidiaries, CTG's unregulated, diversified businesses. The diversified businesses are primarily engaged in district heating and cooling and also include energy-related products and services, energy equipment rentals, energy system management and operating services and the Company's equity investments in several partnerships.


   RESULTS OF OPERATIONS

   The Company recorded consolidated earnings per share of $.85 for the quarter ended December 1997, compared to $.63 for the quarter ended December 1996. Earnings for the twelve months ended December 1997 were $1.78 as compared to $1.69 for the twelve months ended December 1996. Lower weighted average shares outstanding, as a result of the stock repurchase described below, provided an $.08 benefit to earnings per share for the quarter ended December 1997. The twelve months ended December 1996 include earnings per share of $.05 related to the sale of a building and land.

   Higher earnings in the three months ended December 1997, as compared to 1996, are the result of higher operating margins recorded because of cooler winter heating season weather. Higher twelve months ended December 1997 earnings, as compared to December 1996, reflect the benefits of lower operating and maintenance expenses and additional natural gas heating customers as well as the impact of the cooler December 1997 quarter. Our customers' greatest use of energy during the year is in the winter, mostly for the purpose of heating their homes or businesses.


   Operating Margin

   The following table presents the changes in gas revenues, gas operating margin, heating degree days (a measure of weather) and gas deliveries for all periods reported in the statements of income:

                             Three Months      Twelve Months
                                Ended              Ended
                             December 31,      December 31,
                            1997     1996     1997      1996
                          -------- -------- --------  --------
   Gas Revenues           $ 87,627 $ 84,279 $286,672  $291,936
                          ======== ======== ========  ========
   Gas Operating Margin   $ 34,614 $ 32,490 $114,677  $114,664
                          ======== ======== ========  ========
   Heating Degree Days       2,269    2,169    6,156     6,288
                             =====    =====    =====     =====

   Commodity and
      Transportation
      Volumes(mmcf):
      Firm Gas Sales         7,260    6,815   22,799    23,426
      Interruptible Gas
        Sales                2,886    2,829    9,630     8,926
      Off-System Gas
        Sales                2,163    3,247    9,080    12,004
      Transportation -
        Services             1,102    1,160    4,073     4,442
                            ------   ------   ------    ------
         Total              13,411   14,051   45,582    48,798
                            ======   ======   ======    ======


   Gas operating margin is equal to gas revenues less the cost of gas and
   Connecticut gross revenues tax.   A higher gas operating margin was earned
   in the three months ended December 1997 as compared to 1996. Cooler winter heating season weather is the principal reason for this increase in gas operating margin. This has resulted in higher gas sales to the firm class of customers because more gas was needed by these customers for the purpose of heating. Because firm sales generate the highest per-unit margin, changes in firm sales impact gas operating margin more than changes in other sales categories.

   Between the comparable twelve months ended periods gas operating margin is nearly unchanged. The benefits of additional heating customers offset the impact of warmer weather during the twelve months ended December 1997.


   Operations and Maintenance Expenses

   Variations in many different costs have combined to result in lower operations and maintenance expenses in both the three and twelve months periods ended December 1997, as compared to 1996. Lower costs were incurred for labor, reflecting the savings from early retirements. A reduction in pension costs reflects the absence of the expenses related to the early retirement program offered in fiscal 1996 and reduced costs because of those retirements. Fluctuations in bad debt costs relate to customers' natural gas bills which are higher in colder winters and lower in warmer winters. Costs related to workers compensation insurance were lower because of lower actual and projected claims (used to set the Company's premiums) as a result of the Company's aggressive management of claims. Lower costs were also recorded for outside purchased services.


   Income Taxes

   Higher income taxes have been recorded in the quarter ending December 1997, as compared to 1996, because of higher taxable income. In the twelve months ended December 1997, as compared to 1996, higher income taxes reflect both higher taxable income and an increase to the Company's income tax reserve that was recorded in fiscal 1997.


   Other Income (Deductions)

   Overall, other income (deductions) have not changed significantly between fiscal 1998 and 1997 for the quarter and twelve months ended December.
   There are several offsetting factors that have produced this result. The first quarter of fiscal 1998 reflects higher costs for life insurance premiums, as compared to fiscal 1997, offset by lower promotional and advertising expenses. Between the comparable twelve months ended, higher interest income from the investment of available cash balances was offset by higher premiums related to certain life insurance plans and higher promotional and advertising expenses.


   Interest and Debt Expense

   Higher interest and debt expense has been recorded in fiscal 1998 primarily because of the additional long-term debt issued during the first quarter.


   Earnings from Diversified Businesses

   The diversified, unregulated businesses contributed $.06 and $.25 to earnings per share for the quarter and twelve months ended December 1997. These compare to $.06 and $.34 contributed to earnings per share for the quarter and twelve months ended December 1996. The twelve months ended December 1996 include $.05 of earnings per share related to the sale of a building and land.

   Two significant factors impacting earnings from diversified businesses occurred in this first quarter of fiscal 1998. First, the assets of TEN's wholly-owned HVAC subsidiary, ENServe, Corp., were sold in October 1997.
   The subsequent winding up of this operation is still in progress. This transaction has produced an immediate benefit to earnings in this first quarter of fiscal 1998 by ending the losses that had been incurred from this operation throughout fiscal 1997. Second, higher interest costs have been incurred as a result of an additional $45,000 of long-term debt and $4,000 of short-term borrowings issued to finance the purchase of approximately 2.0 million shares of the Company's common stock in a tender offer made by TEN in October of 1997 (See Stock Repurchase, below).


   MATERIAL CHANGES IN FINANCIAL CONDITION

   Cash Flows

   Negative cash flows from operations are frequently experienced during the first quarter of the fiscal year which begins the winter heating season. This occurs because the Company must pay for large quantities of natural gas in advance of the receipt of payments from customers. This lag between when gas is consumed and when payment for it is received creates the need to provide cash for operations from other sources.

   Available cash on hand and short-term borrowings provided the necessary cash for the Company's operations, dividend payments, long-term debt principal payments and construction expenditures during the first quarter of both fiscal 1998 and 1997. Long-term financing issued in the first quarter of fiscal 1998 was used to finance a stock repurchase and to refinance existing short-term debt, as described below.

   In the twelve months ended December 31, 1997, available cash from operations, together with short-term borrowings, paid for expenses related to operations and for construction, dividends and principal payments on long-term debt. In the twelve months ended December 31, 1996, available cash from operations, together with the proceeds from the June 1996 issue of common stock, funded both construction and all other financing activities.

   Stock Repurchase

   On October 30, 1997, through a tender offer made TEN, the Company repurchased 2.0 million shares of CTG common stock for $52,000. TEN financed the purchase with a combination of revolving bank debt and the issuance of Senior Subordinated Notes. The shares repurchased by TEN were transferred by the depositary directly to CTG. In connection with the repurchase, effective with the first quarter of fiscal 1998, CTG reduced its quarterly dividend on common stock from $0.38 ($1.52 annually) to $0.25 ($1.00 annually) per share. In future periods the lower shares outstanding should help to increase overall earnings per share. In the long-term, the lower dividend will enable CTG to retain more of its earnings to fund the future growth of the Company.


   Forward Equity Purchase Agreement

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


   Financing Activities

   On October 1, 1997, TEN issued Senior Secured Notes for $45,000, due in 2009, at 6.99%. The principal will be retired through semi-annual payments of $2,500 beginning in 2001. The proceeds were used to repurchase approximately 2.0 million shares of CTG common stock.

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

   On October 1, 1997, TEN entered into a 364-day secured revolving credit agreement for $10,000 with a bank. This agreement matures on September 29, 1998. Interest is based on a Bank Rate or a LIBOR rate plus a variable margin. It is determined at the time of each borrowing. There is a one-time $5 commitment fee and a .375% facility fee upon renewal.

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


   Sale of Assets

   In October 1997, the Company sold the operating assets of ENServe Corp., a wholly owned subsidiary of TEN engaged in the HVAC business, for approximately $1,200. ENServe is currently in the process of winding up its operations. Any gain or loss is not expected to be significant.


   FORWARD LOOKING INFORMATION

   This report and other Company reports, including filings with the Securities and Exchange Commission, press releases and oral statements, contain forward looking statements. Forward looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. The Company cautions that, while it believes such statements to be reasonable and makes them in good faith, they almost always vary from actual results, and the differences can be material, depending upon the circumstances. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the regulatory environment, legislative and judicial developments which affect the Company or significant groups of its customers, economic conditions in the Company's service territory, fluctuations in energy-related commodity prices, customer conservation efforts, financial market conditions, interest rate fluctuations, customers' preferences, unforeseen competition, and other uncertainties, all of which are difficult to predict and beyond the control of the Company.

   PART II - OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------

   (a)  Exhibits

        99(i)       Exhibit Index

         27         Financial Data Schedule


   (b)(1) A report on Form 8-K was filed by the Company on October 31, 1997, to file a copy of a press release, dated October 31, 1997, which announced the preliminary results of the Company's stock repurchase plan.

      (2) A report on Form 8-K was filed by the Company on November 6, 1997, to file a copy of a press release, dated November 6, 1997, which announced the Company's fourth quarter results and fiscal year 1997 earnings and to file unaudited financial statements of the Company for the fiscal year ended September 30, 1997.

      (3) A report on Form 8-K was filed by the Company on November 7, 1997, to file a copy of a press release, dated November 7, 1997, which announced the final results of the Company's stock repurchase plan.

                                     SIGNATURE




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CTG RESOURCES, INC.




   Date    02/05/98                     By:   S/ Andrew H. Johnson
       --------------------                 -----------------------------------
                                                    (Andrew H. Johnson)
                                          Treasurer and Chief Accounting Officer


                                             (On behalf of the registrant and as
                                                   Chief Accounting Officer)