Form 10-Q
period 1998-03-31
CTG RESOURCES INC
filed 1998-05-04
CIK 1026869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    March 31, 1998
                                  ---------------------
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
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to Corporate Issuers). Number of shares of common stock outstanding as of the close of business on April 24, 1998: 8,652,171.

                               FINANCIAL STATEMENTS

                                CTG RESOURCES, INC.




        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position of CTG Resources, Inc. as of March 31, 1998 and 1997 and the results of its operations and its cash flows for the three months, six months and twelve months ended March 31, 1998 and 1997 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                                                    "UNAUDITED"
                                CTG RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                              (Thousands of Dollars)


                                                March 31,   Sept. 30,    March 31,
                     ASSETS                        1998        1997         1997
                     ------                     ---------   ---------    ---------
   Plant and Equipment:
      Regulated energy                          $ 434,944   $ 423,087    $ 411,515
      Unregulated energy                           61,277      61,163       60,761
      Construction work in progress                 1,548       7,703        4,950
                                                ---------   ---------    ---------
                                                  497,769     491,953      477,226
      Less-Allowance for depreciation             169,504     160,313      152,593
                                                ---------   ---------    ---------
                                                  328,265     331,640      324,633
                                                ---------   ---------    ---------

   Investments, at equity                          11,648      11,530       11,308
                                                ---------   ---------    ---------
   Current Assets:
      Cash and cash equivalents                     4,229       4,458       11,832
      Accounts and notes receivable                57,485      28,726       60,261
      Allowance for doubtful accounts              (5,364)     (3,439)      (5,975)
      Accrued utility revenue                      12,277       4,624       15,716
      Inventories                                   8,770      17,584        5,364
      Prepaid expenses                              5,540       8,903        5,073
                                                ---------   ---------    ---------
                                                   82,937      60,856       92,271
                                                ---------   ---------    ---------
   Deferred Charges and Other Assets:
      Unrecovered future taxes                     12,889      17,263       18,642
      Recoverable transition costs                     89         839        2,004
      Other assets                                 22,544      22,245       20,362
                                                ---------   ---------    ---------
                                                   35,522      40,347       41,008
                                                ---------   ---------    ---------
                                                $ 458,372   $ 444,373    $ 469,220
                                                =========   =========    =========


                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                     CONSOLIDATED BALANCE SHEETS (Concluded)
                                (Thousands of Dollars)


                                                March 31,   Sept. 30,    March 31,
         CAPITALIZATION AND LIABILITIES            1998        1997         1997
         ------------------------------         ---------   ---------    ---------
   Capitalization:
      Common Stock                              $  67,445   $ 120,409    $ 120,264
      Retained Earnings                            63,509      49,924       60,368
                                                ---------   ---------    ---------
                                                  130,954     170,333      180,632
      Unearned compensation -
         Restricted stock awards                     (840)     (1,034)      (1,238)
                                                ---------   ---------    ---------
         Common stock equity                      130,114     169,299      179,394
      Preferred stock, not subject to
         mandatory redemption                         883         884          885
      Long-term debt                              183,364     126,787      135,464
                                                ---------   ---------    ---------
                                                  314,361     296,970      315,743
                                                ---------   ---------    ---------

   Current Liabilities:
      Current portion of long-term debt             4,086       1,487       13,914
      Notes Payable                                 6,000      27,500            -
      Accounts payable and accrued expenses        34,863      36,968       34,206
      Refundable purchased gas costs                9,980       4,714       15,068
      Accrued liabilities                          14,822       4,531       12,333
                                                ---------   ---------    ---------
                                                   69,751      75,200       75,521
                                                ---------   ---------    ---------
   Deferred Credits:
      Deferred income taxes                        47,674      44,302       48,148
      Unfunded deferred income taxes               12,889      17,263       18,642
      Investment tax credits                        2,871       2,982        3,092
      Refundable taxes                              4,546       3,491        3,486
      Other                                         6,280       4,165        4,588
                                                ---------   ---------    ---------
                                                   74,260      72,203       77,956
                                                ---------   ---------    ---------
                                                $ 458,372   $ 444,373    $ 469,220
                                                =========   =========    =========

                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)


                                                    Three Months Ended
                                                        March 31,
                                               -----------------------------
                                                    1998              1997
                                                ----------        ----------

   Operating Revenues                           $  105,416        $  124,681
   Less:  Cost of Energy                            54,622            69,307
          State Gross Receipts Tax                   3,725             4,671
                                                ----------        ----------
   Operating Margin                                 47,069            50,703
                                                ----------        ----------

   Other Operating Expenses:
      Operations & maintenance expenses             15,856            14,571
      Depreciation                                   4,791             4,540
      Income taxes                                  10,246            13,457
      Other taxes                                    2,007             2,085
                                                ----------        ----------
                                                    32,900            34,653
                                                ----------        ----------
   Operating Income                                 14,169            16,050
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                            (13)               21
      Equity in partnership earnings                   789               635
      Other deductions                              (1,731)             (688)
      Income Taxes                                     481              (131)
                                                ----------        ----------
                                                      (474)             (163)
                                                ----------        ----------
   Interest and Debt Expense                         3,968             3,198
                                                ----------        ----------
   Net Income                                        9,727            12,689
   Less-Dividends on Preferred Stock                    16                15
                                                ----------        ----------
   Net Income Applicable to Common Stock        $    9,711        $   12,674
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     1.12        $     1.19
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     0.25        $     0.38
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          8,652,171        10,634,496
                                                ==========        ==========

                                  CTG RESOURCES, INC.             "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                     Six Months Ended
                                                        March 31,
                                               -----------------------------
                                                    1998              1997
                                                ----------        ----------

   Operating Revenues                           $  197,812        $  213,950
   Less:  Cost of Energy                           105,915           119,414
          State Gross Receipts Tax                   7,094             8,141
                                                ----------        ----------
   Operating Margin                                 84,803            86,395
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             29,378            28,516
      Depreciation                                   9,480             8,952
      Income taxes                                  16,484            19,435
      Other taxes                                    3,820             4,021
                                                ----------        ----------
                                                    59,162            60,924
                                                ----------        ----------
   Operating Income                                 25,641            25,471
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             35                70
      Equity in partnership earnings                 1,663             1,486
      Other deductions                              (1,557)             (856)
      Income Taxes                                     (66)             (435)
                                                ----------        ----------
                                                        75               265
                                                ----------        ----------
   Interest and Debt Expense                         7,866             6,331
                                                ----------        ----------
   Net Income                                       17,850            19,405
   Less-Dividends on Preferred Stock                    31                31
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   17,819        $   19,374
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     1.96        $     1.82
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     0.50        $     0.76
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,091,731        10,628,754
                                                ==========        ==========

                                  CTG RESOURCES, INC.          "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                    Twelve Months Ended
                                                        March 31,
                                               -----------------------------
                                                    1998              1997
                                                ----------        ----------

   Operating Revenues                           $  289,427        $  308,245
   Less:  Cost of Energy                           153,286           172,203
          State Gross Receipts Tax                  10,060            11,207
                                                ----------        ----------
   Operating Margin                                126,081           124,835
                                                ----------        ----------

   Operating Expenses:
      Operations & maintenance expenses             57,785            57,459
      Depreciation                                  18,712            17,918
      Income taxes                                  14,008            14,338
      Other taxes                                    7,522             7,745
                                                ----------        ----------
                                                    98,027            97,460
                                                ----------        ----------
   Operating Income                                 28,054            27,375
                                                ----------        ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                             91               131
      Equity in partnership earnings                 3,087             2,839
      Other deductions                              (1,039)             (372)
      Nonrecurring items                                 -               892
      Income Taxes                                    (296)           (1,312)
                                                ----------        ----------
                                                     1,843             2,178
                                                ----------        ----------
   Interest and Debt Expense                        14,377            13,215
                                                ----------        ----------
   Net Income                                       15,520            16,338
   Less-Dividends on Preferred Stock                    62                63
                                                ----------        ----------
   Net Income Applicable to Common Stock        $   15,458        $   16,275
                                                ==========        ==========

   Income Per Average Share of
      Common Stock                              $     1.57        $     1.55
                                                ==========        ==========

   Dividends Per Share of Common Stock          $     1.26        $     1.52
                                                ==========        ==========
   Average Common Shares Outstanding
      During the Period                          9,865,595        10,495,345
                                                ==========        ==========

                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)



                                                  Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                      1998         1997
                                                      ----         ----

   Cash Flows from Operations                      $ 34,167     $ 28,529
                                                   --------     --------

   Cash Flows for Investing Activities:
      Capital expenditures                           (2,859)      (4,640)
      Other                                             205          113
                                                   --------     --------
      Net cash used in investing activities          (2,654)      (4,527)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                 (2,179)      (4,057)
      Issuance of common stock, net                       -         (370)
      Repurchase of common stock                       (123)           -
      Other stock activity, net                           -          (14)
      Issuance of long-term debt                          -            -
      Principal retired on long-term debt            (4,009)        (165)
      Short-term debt                               (24,500)      (9,000)
                                                   --------     --------
      Net cash used by
         financing activities                       (30,811)     (13,606)
                                                   --------     --------
   Increase in Cash and
      Cash Equivalents                                  702       10,396
   Cash and Cash Equivalents at
      Beginning of Period                             3,527        1,436
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $  4,229     $ 11,832
                                                   ========     ========


                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                     1998         1997
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                       $  9,727     $ 12,689
                                                   --------     --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                5,002        4,740
         Deferred income taxes, net                   3,032        7,786
         Equity in partnership earnings                (789)        (635)
      Change in assets and liabilities:
         Accounts receivable                        (10,296)     (17,812)
         Accrued utility revenue                      8,036          659
         Inventories                                  5,644        8,628
         Purchased gas costs                          4,403       11,753
         Prepaid expenses                              (327)      (1,365)
         Accounts payable and accrued expenses        9,480        1,903
         Other assets/liabilities                       255          183
                                                   --------     --------
           Total adjustments                         24,440       15,840
                                                   --------     --------

      Cash flows from operations                   $ 34,167     $ 28,529
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $  2,821     $  1,960
                                                   ========     ========
      Income taxes                                 $  1,808     $  1,029
                                                   ========     ========

                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                   Six Months Ended
                                                       March 31,
                                                 ----------------------
                                                     1998         1997
                                                     ----         ----

   Cash Flows from Operations                      $ 24,128     $ 21,343
                                                   --------     --------

   Cash Flows for Investing Activities:
      Capital expenditures                           (7,181)      (8,262)
      Other                                           2,470          322
                                                   --------     --------
      Net cash used in investing activities          (4,712)      (7,940)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                 (4,357)      (8,064)
      Issuance of common stock, net                     622         (370)
      Repurchase of common stock                    (53,584)           -
      Other stock activity, net                          (2)        (630)
      Issuance of long-term debt                     64,000            -
      Principal retired on long-term debt            (4,824)      (1,022)
      Short-term debt                               (21,500)           -
                                                   --------     --------
      Net cash used by
         financing activities                       (19,645)     (10,086)
                                                   --------     --------
   Increase/(Decrease) in Cash and
      Cash Equivalents                                 (229)       3,317
   Cash and Cash Equivalents at
      Beginning of Period                             4,458        8,515
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $  4,229     $ 11,832
                                                   ========     ========




                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                   Six Months Ended
                                                       March 31,
                                                 ----------------------
                                                     1998         1997
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Net Income                                   $ 17,850     $ 19,405
                                                   --------     --------
      Adjustments to reconcile net income
         to net cash:
         Depreciation and amortization                9,897        9,303
         Deferred income taxes, net                   4,317        8,067
         Equity in partnership earnings              (1,663)      (1,486)
         Cash distributions received from
           investments                                  244          200
      Change in assets and liabilities:
         Accounts receivable                        (26,601)     (29,818)
         Accrued utility revenue                     (7,653)     (11,536)
         Inventories                                  8,814       10,604
         Purchased gas costs                          5,266        9,056
         Prepaid expenses                             3,363        5,847
         Accounts payable and accrued expenses        8,936        2,193
         Other assets/liabilities                     1,358         (492)
                                                   --------     --------
           Total adjustments                          6,278        1,938
                                                   --------     --------

      Cash flows from operations                   $ 24,128     $ 21,343
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $  6,691     $  6,914
                                                   ========     ========
      Income taxes                                 $  3,422     $  2,546
                                                   ========     ========

                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                       March 31,
                                                 ----------------------
                                                     1998         1997
                                                     ----         ----

   Cash Flows from Operations                      $ 34,100     $ 21,787
                                                   --------     --------

   Cash Flows for Investing Activities:
      Capital expenditures                          (23,512)     (24,644)
      Nonrecurring Items                                  -          892
      Other                                          (5,832)      (1,799)
                                                   --------     --------
      Net cash used in investing activities         (29,344)     (25,551)
                                                   --------     --------
   Cash Flows from Financing Activities:
      Dividends paid                                 (4,437)     (16,175)
      Issuance of common stock, net                     622       15,187
      Repurchase of common stock                    (53,116)           -
      Other stock activity, net                         500         (666)
      Issuance of long-term debt                     64,000            -
      Principal retired on long-term debt           (25,928)      (3,917)
      Short-term debt                                 6,000            -
                                                   --------     --------
      Net cash used by
         financing activities                       (12,359)      (5,571)
                                                   --------     --------
   Decrease in Cash and
      Cash Equivalents                               (7,603)      (9,335)
   Cash and Cash Equivalents at
      Beginning of Period                            11,832       21,167
                                                   --------     --------
   Cash and Cash Equivalents at
      End of Period                                $  4,229     $ 11,832
                                                   ========     ========




                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                  Twelve Months Ended
                                                       March 31,
                                                 ----------------------
                                                     1998         1997
                                                     ----         ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Net Income                                   $ 15,520     $ 16,338
                                                   --------     --------
      Adjustments to reconcile net income
         to net cash:
         Depreciation and amortization               18,692       18,150
         Deferred income taxes, net                     365          864
         Equity in partnership earnings              (3,087)      (2,839)
         Nonrecurring Items                               -         (892)
         Cash distributions received from
           investments                                1,805        1,901
      Change in assets and liabilities:
         Accounts receivable                          3,199        4,143
         Accrued utility revenue                      3,439          471
         Inventories                                 (3,406)      (2,677)
         Purchased gas costs                         (5,088)      (7,869)
         Prepaid expenses                              (467)      (2,004)
         Accounts payable and accrued expenses        5,061       (3,255)
         Other assets/liabilities                    (1,933)        (544)
                                                   --------     --------
           Total adjustments                         18,580        5,449
                                                   --------     --------

      Cash flows from operations                   $ 34,100     $ 21,787
                                                   ========     ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)         $ 12,835     $ 12,875
                                                   ========     ========
      Income taxes                                 $  9,137     $ 13,259
                                                   ========     ========


                                                                    "UNAUDITED"

                                  CTG RESOURCES, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                  March 31, 1998
                              (Thousands of Dollars)


   (1)  Deferred Income Taxes

        During the quarter, the Company performed a detailed study of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) concerning deferred income tax liabilities. As a result of the study, the Company identified that cost of removal costs were not being normalized in the SFAS No. 109 deferred tax calculation. Effective March 31, 1998, the Company normalized cost of removal costs in the calculation of SFAS No. 109 deferred taxes. The normalization of the cost of removal costs for SFAS No. 109 deferred tax requirements reduced the amounts of unrecovered future taxes from rate payers and unfunded deferred income taxes on the balance sheet. These amounts are reflected on the March 31, 1998 balance sheet and have been reclassified for prior periods to conform with the current period presentation.


   (2)  Short-term debt

        In March 1998, the Company renewed its expiring $20,000 revolving credit agreement for three years. The Company also renewed its expiring $9,000 one-year line of credit and increased the available borrowing level to a two-tier program of $10,000 or $15,000 which varies to meet the Company's seasonal working capital requirements.


   (3)  Reclassifications

        Certain prior year amounts have been reclassified to conform with current year classifications.

                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                                  MARCH 31, 1998
                 (Thousands of Dollars Except Per Share Amounts)


   CTG Resources, Inc. ("the Company" or "CTG")is a holding company and parent of the Connecticut Natural Gas Corporation ("CNG") and The Energy Network, Inc. ("TEN"). CNG is an energy provider engaged in the regulated distribution, sale and transportation of natural gas. TEN holds and operates, through divisions or wholly-owned subsidiaries, CTG's unregulated, diversified businesses. The diversified businesses are primarily engaged in district heating and cooling and also include energy equipment rentals and the Company's equity investments in several partnerships.


   RESULTS OF OPERATIONS

   Consolidated earnings per share were $1.12 for the quarter, $1.96 for the six months and $1.57 for the twelve months ended March 31, 1998. These compare to $1.19 for the quarter, $1.82 for the six months and $1.55 for the twelve months ended March 31, 1997. Lower weighted average shares outstanding, as a result of a first quarter fiscal 1998 stock repurchase described below, provided benefits to earnings per share equivalent to $.21 for the quarter, $.29 for the six months and $.11 for the twelve months ended March 1998. The twelve months ended March 1997 include earnings per share of $.05 related to the sale of a building and land.


   Operating Margin

   The following table presents the changes in gas revenues, gas operating margin, heating degree days (a measure of weather) and gas deliveries for all periods reported in the statements of income:

                             Three Months       Six Months       Twelve Months
                                Ended              Ended             Ended
                              March 31,          March 31,         March 31,
                            1998     1997     1998      1997     1998     1997
                          -------- -------- --------  -------- -------- --------
   Gas Revenues           $ 99,447 $119,215 $187,074  $203,494 $266,904 $286,490
                          ======== ======== ========  ======== ======== ========
   Gas Operating Margin   $ 42,704 $ 46,995 $ 77,424  $ 79,485 $110,385 $113,202
                          ======== ======== ========  ======== ======== ========
   Heating Degree Days       2,587    2,906    4,856     5,075    5,837    5,936
                             =====    =====    =====     =====    =====    =====
   Commodity and
      Transportation
      Volumes(mmcf):
      Firm Gas Sales         8,809   10,219   16,051    17,034   21,372   22,374
      Interruptible Gas
        Sales                2,849    2,863    5,757     5,692    9,638    9,543
      Off-System Gas
        Sales                3,394    2,254    5,557     5,501   10,219   12,747
      Transportation
        Services             1,142    1,134    2,244     2,294    4,081    4,483
                            ------   ------   ------    ------   ------   ------
         Total              16,194   16,470   29,609    30,521   45,310   49,147
                            ======   ======   ======    ======   ======   ======

   Gas operating margin is equal to gas revenues less the cost of gas and
   Connecticut gross revenues tax.   A lower gas operating margin was earned
   throughout fiscal 1998 as compared to fiscal 1997. Warmer winter heating season weather is the principal reason for this decrease in gas operating margin. This has resulted in fewer sales of gas to the firm class of customers for winter heating. Because firm sales generate the highest per-unit margin, changes in firm sales impact gas operating margin more than changes in other sales categories. The full potential benefit to earnings from the addition of heating customers since fiscal 1997 has also been somewhat diminished by the warmer winter weather. The benefits of more interruptible sales have been offset by a decline in interruptible margins. These margins are lower because interruptible tariffs are sensitive to the prices of the alternative energy, and these have declined relative to gas prices.


   Operations and Maintenance Expenses

   Operations and maintenance expenses are modestly higher in all periods of fiscal 1998 as compared to fiscal 1997. Lower costs were incurred for labor, reflecting savings from early retirements and from outsourcing of certain computer related services, while this same outsourcing, together with the cost of a new, additional system has resulted in higher computer related costs. Pension costs reflect the absence of the expenses related to the early retirement program offered in fiscal 1996 and a reduction in payments because of lower payment activity, offset by higher costs related to changes in key assumptions in the plans. Variations in levels of bad debt expenses typically relate to customers' natural gas bills and actual collection levels. Regulatory commission expenses declined. Costs related to workers compensation insurance were lower because of lower actual and projected claims (used to set the Company's premiums) as a result of the Company's aggressive management of claims.


   Income Taxes

   Income taxes recorded in all periods ending March 1998, as compared to 1997, are lower as a result of lower taxable income. In the twelve months ended March 1998 this effect is partially offset by an increase to the Company's income tax reserve that was recorded late in fiscal 1997.


   Other Income (Deductions)

   Other Deductions are higher between all comparable periods because of costs recognized for the wind down of certain diversified operations, as discussed below. Without the impact of these costs, overall, the level of other income (deductions) has not changed significantly between fiscal 1998 and 1997. Several offsetting factors have produced this result. Higher income from overnight cash investments and lower promotional and advertising expenses are offset by higher costs for life insurance premiums.


   Interest and Debt Expense

   Higher interest and debt expense has been recorded in fiscal 1998 primarily because of the additional long-term debt issued during the first quarter in conjunction with the stock repurchase program.

   Earnings from Diversified Businesses

   The diversified, unregulated businesses recorded a loss of $.06 for the three months ended March 31, 1998, no earnings for the fiscal 1998 year-to-date period and earnings of $.17 per share for the twelve months ended March 31, 1998. These compare to earnings per share of $.03, $.09 and $.30 recorded for the three, six and twelve months ended March 31, 1997. The twelve months ended March 1997 include $.05 of earnings per share related to the sale of a building and land.

   Several significant factors impacting earnings from diversified businesses have occurred in fiscal 1998. In the first quarter, the assets of TEN's wholly-owned HVAC subsidiary, ENServe Corporation ("ENServe"), were sold. The subsequent winding up of this operation is still in progress. Higher interest costs have been incurred since the first quarter of fiscal 1998 as a result of an additional $45,000 of long-term debt and $4,000 of short-term borrowings issued to finance the purchase of approximately 2.0 million shares of the Company's common stock in a tender offer made by TEN in October of 1997. Lower energy and production costs for district heating and cooling have been realized as a result of lower energy prices. Higher sales were recorded for chilled water for cooling because of the warmer weather.

   During the second quarter of fiscal 1998 TEN assumed the full ownership of KBC Energy Services ("KBC"), a New England natural gas marketer, and began the wind down of its operations. TEN will supply gas under KBC's contracts until such time as the contracts expire. TEN recognized a charge of $.07 per share in this quarter related to the wind down of KBC. The Company's share of KBC's operating losses for the six months ended March 31, 1998 was approximately $.10, including the wind down charge of $.07. The wind down of KBC and the previously announced sale of the assets of ENServe will enable the Company to focus its investments in fixed assets in capital intensive businesses in keeping with its strategic plan. Management does not anticipate any significant future impact to earnings related to the wind down of these businesses.

   New legislation, deregulating the electric utility industry, was passed in Connecticut in April, 1998. It is expected to result in reduced costs for electricity. While the Company's future operating costs can be expected to benefit from this, the competition for customers will increase if this alternative energy source becomes more affordable.


   MATERIAL CHANGES IN FINANCIAL CONDITION

   Cash Flows

   Cash flows from operations satisfied the Company's cash requirements for working capital, dividend payments, long-term debt principal payments and construction expenditures during the second quarter of both fiscal 1998 and 1997 and during the six months ended March 31, 1997. Available cash on hand supplemented cash flows from operations to satisfy these needs for cash during the six and twelve months ended March 31, 1998 and the twelve months ended March 31, 1997. Long-term financing issued in the first six months of fiscal 1998 was used to finance a stock repurchase and to refinance existing short-term debt.

   Cash flows from operations are historically highest at the end of the second quarter of the fiscal year.  The Company makes most of its sales for the fiscal year during the winter heating season, and March is the last full month in this season.  Fiscal 1998 cash flows from operations are higher than fiscal 1997 as a result of the warmer 1998 heating season weather.  The
   Company needed to purchase less gas to fulfill customers' energy needs for heating, and accounts receivable balances were lower because of reduced customer bills.


   Financing Activities

   In March 1998, the Company renewed its expiring $20,000 revolving credit agreement for three years. The Company also renewed its expiring $9,000 one-year line of credit and increased the available borrowing level to $15,000 for the winter months and $10,000 for summer months.


   Deferred Income Taxes

   During the quarter, the Company performed a detailed study of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) concerning deferred income tax liabilities. As a result of the study, the Company identified that cost of removal costs were not being normalized in the SFAS No. 109 deferred tax calculation. Effective March 31, 1998, the Company normalized cost of removal costs in the calculation of SFAS No. 109 deferred taxes. The normalization of the cost of removal costs for SFAS No. 109 deferred tax requirements reduced the amounts of unrecovered future taxes from rate payers and unfunded deferred income taxes on the balance sheet. These amounts are reflected on the March 31, 1998 balance sheet and have been reclassified for prior periods to conform with the current period presentation.

   The treatment of cost of removal costs as a normalized item is in accordance with SFAS No. 109. Although current rates and tax expenses have been set utilizing flow-through treatment for these costs, the Company anticipates that, in future rate proceedings, the application of this method will reduce future income tax expense and corresponding rate payer revenue requirements.


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

   PART II - OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------

   (a)  Exhibits

        99.1        Exhibit Index

        10.120 Seventh Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated January 27, 1998

        10.121 Eighth Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated May 1, 1998

        10.122 Eighth Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated January 27, 1998

        10.123 Second Amendment to CNG Nonemployee Directors' Fee Plan, dated March 24, 1998

        27          Financial Data Schedule


   (b) No reports on Form 8-K were filed during the quarter ending March 31, 1998.

                                     SIGNATURE





   Pursuant  to  the  requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on  its  behalf  by  the undersigned thereunto duly authorized.


                                            CTG RESOURCES, INC.




   Date    05/01/98                     By:   S/ Andrew H. Johnson
       --------------------                 -----------------------------------
                                                    (Andrew H. Johnson)
                                         Treasurer and Chief Accounting Officer


                                            (On behalf of the registrant and as
                                                  Chief Accounting Officer)