Form 10-K405/A
period 1997-09-30
CTG RESOURCES INC
filed 1998-07-07
CIK 1026869

THIS DOCUMENT IS A COPY OF THE AMENDMENT NO. 1 TO THE CTG RESOURCES, INC.
   FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997, FILED ON JUNE 30, 1998, PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION
   ===========================================================================
                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
                                    FORM 10-K/A
                                  AMENDMENT NO. 1

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

       The purpose of this amendment is to file as exhibits to Form 10-K the information required by Form 11-K with respect to the CTG Resouces, Inc. Employee Savings Plan and Union Employee Savings Plan for the fiscal year ending December 31, 1997.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CTG RESOURCES, INC.
                                          -----------------------------------
                                                        (Registrant)


   Date  June 29, 1998                    S/      Andrew H. Johnson
       ----------------                   ----------------------------------
                                                  Andrew H. Johnson
                                             Treasurer and Chief Accounting
                                                Officer


                                 (On behalf of the registrant and as Chief
                                    Accounting Officer)

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

            (22)  Steam and Chilled Water Supply Agreement, dated May 28, 1986, between Capitol District Energy Center Cogeneration
                  Associates and Energy Networks, Incorporated, filed as
                  Exhibit No. 10(xxxvii) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December
                  28, 1993 (Commission File No. 1-7727)

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

            (45)  Service Agreement #86006 (Rate Schedule AFT-1), dated
                  September 1, 1994, between the Connecticut Natural Gas
                  Corporation and Algonquin Gas Transmission Company, filed as
                  Exhibit No. 10(lxxi) to the Connecticut Natural Gas
                  Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Commission August 2, 1995
                  (Commission File No. 1-7727)

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

            (60) Third Amendment to The Connecticut Natural Gas Corporation Officers' Retirement Plan and Deferred Compensation Plan Trust Agreement, dated September 12, 1995, filed as Exhibit No. 10(lxxxi) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

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

            (81) Fifth Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated February 27, 1996, filed as Exhibit No. 10(xcviii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)
   (a)  3. Exhibits (continued)
           --------

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

            (96)  Third Amendment to CNG Nonemployee Directors' Fee Plan Trust
                  Agreement, dated March 25, 1997, filed as Exhibit No. 10(cxv)
                  to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q
                  for the quarter ended June 30, 1997, filed with the
                  Commission on August 14, 1997 (Commission File No. 1-12859)
   (a)  3. Exhibits (continued)
           --------

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

           (104)  Note Purchase Agreement among TEN, Metropolitan Life
                  Insurance Company and Texas Life Insurance Company, filed as
                  Exhibit No. 99(B)(4) to the CTG Resources, Inc.'s Issuer
                  Tender Offer Statement on Schedule 13E-4, filed with the
                  Commission on October 2, 1997 (Commission File No. 5-51659)
   (a)  3. Exhibits (continued)
           --------

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

          (114)* Amended Transportation Service Agreement (#10781, Rate Schedule FT-A), dated November 21, 1996, between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company

          (115)* Service Agreement (#820009, Rate Schedule CDS), dated November 15, 1996, between the Connecticut Natural Gas Corporation and Texas Eastern Transmission Corporation

          (116)* Service Agreement (#830035, Rate Schedule FT-1), dated November 15, 1996, between the Connecticut Natural Gas Corporation and Texas Eastern Transmission Corporation

          (117)* Service Agreement (#400223, Rate Schedule SS-1), dated November 15, 1996, between the Connecticut Natural Gas Corporation and Texas Eastern Transmission Corporation
   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

   10     (118)*  First Amendment to Issuing and Paying Agency Agreement, dated
                  August 13, 1997, by and among State Street Bank and Trust
                  Company, Fleet National Bank and Connecticut Natural Gas
                  Corporation

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

   23*  Consent of Independent Public Accountants

   24*  Power of Attorney

   27*  Financial Data Schedule

   28   Information from Reports Furnished to State Insurance Regulatory
        Authorities
           Not applicable

   99   Additional Exhibits

            (1)*  Exhibit Index

   (a)  3. Exhibits (concluded)
           --------

   99      (2)*   Information required by Form 11-K with respect to the CTG
                  Resources, Inc. Employee Savings Plan for the fiscal year ending December 31, 1997

           (3)* Information required by Form 11-K with respect to the CTG Resources, Inc. Union Employee Savings Plan for the fiscal year ending December 31, 1997


   * All exhibits listed above which have an asterisk (*) next to the exhibit number are filed herewith. All other exhibits listed above which have previously been filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, and which were designated as noted above and have not been amended, are hereby incorporated by reference.


   (b)  Reports on Form 8-K
        -------------------

        There were no current reports filed on Form 8-K during the last quarter of fiscal 1997.