Form 10-Q
period 1998-06-30
CTG RESOURCES INC
filed 1998-08-14
CIK 1026869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    June 30, 1998
                                  ---------------------
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
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to Corporate Issuers). Number of shares of common stock outstanding as of the close of business on August 1, 1998: 8,652,171.

                               FINANCIAL STATEMENTS

                                CTG RESOURCES, INC.




        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position of CTG Resources, Inc. as of June 30, 1998 and 1997 and the results of its operations and its cash flows for the three months, nine months and twelve months ended June 30, 1998 and 1997 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                                                    "UNAUDITED"
                                CTG RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                              (Thousands of Dollars)


                                              June 30,   Sept. 30,    June 30,
                    ASSETS                      1998        1997        1997
                    ------                   ---------   ---------   ---------
   Plant and Equipment:
      Regulated energy                       $ 439,232   $ 423,087   $ 415,023
      Unregulated energy                        63,241      61,163      60,935
      Construction work in progress              1,702       7,703       6,107
                                             ---------   ---------   ---------
                                               504,175     491,953     482,065
      Less-Allowance for depreciation          173,811     160,313     157,097
                                             ---------   ---------   ---------
                                               330,364     331,640     324,968
                                             ---------   ---------   ---------

   Investments, at equity                       11,656      11,530      11,538
                                             ---------   ---------   ---------
   Current Assets:
      Cash and cash equivalents                  4,893       4,458      16,877
      Accounts and notes receivable             42,257      28,726      39,265
      Allowance for doubtful accounts           (4,577)     (3,439)     (5,150)
      Accrued utility revenue                    3,834       4,624       3,436
      Inventories                               13,585      17,584       9,693
      Prepaid expenses                           4,973       8,903       5,348
                                             ---------   ---------   ---------
                                                64,965      60,856      69,469
                                             ---------   ---------   ---------
   Deferred Charges and Other Assets:
      Unrecovered future taxes                  10,467      17,263      18,642
      Recoverable transition costs                 139         839       1,213
      Other assets                              32,416      22,245      22,056
                                             ---------   ---------   ---------
                                                43,022      40,347      41,911
                                             ---------   ---------   ---------
                                             $ 450,007   $ 444,373   $ 447,886
                                             =========   =========   =========

                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                     CONSOLIDATED BALANCE SHEETS (Concluded)
                                (Thousands of Dollars)


                                              June 30,   Sept. 30,    June 30,
        CAPITALIZATION AND LIABILITIES          1998        1997        1997
        ------------------------------       ---------   ---------   ---------
   Capitalization:
      Common Stock                           $  67,490   $ 120,409   $ 120,117
      Retained Earnings                         61,394      49,924      56,969
                                             ---------   ---------   ---------
                                               128,884     170,333     177,086
      Unearned compensation -
         Restricted stock awards                  (745)     (1,034)     (1,136)
                                             ---------   ---------   ---------
         Common stock equity                   128,139     169,299     175,950
      Preferred stock, not subject to
         mandatory redemption                      879         884         884
      Long-term debt                           184,853     126,787     135,447
                                             ---------   ---------   ---------
                                               313,871     296,970     312,281
                                             ---------   ---------   ---------

   Current Liabilities:
      Current portion of long-term debt          6,587       1,487      13,759
      Notes Payable                             17,000      27,500           -
      Accounts payable and accrued expenses     26,400      36,968      29,147
      Refundable purchased gas costs             8,685       4,714      12,586
      Accrued liabilities                        6,345       4,531       2,667
                                             ---------   ---------   ---------
                                                65,017      75,200      58,159
                                             ---------   ---------   ---------
   Deferred Credits:
      Deferred income taxes                     48,061      44,302      48,016
      Unfunded deferred income taxes            10,467      17,263      18,642
      Investment tax credits                     2,817       2,982       3,038
      Refundable taxes                           4,290       3,491       3,486
      Other                                      5,484       4,165       4,264
                                             ---------   ---------   ---------
                                                71,119      72,203      77,446
                                             ---------   ---------   ---------
                                             $ 450,007   $ 444,373   $ 447,886
                                             =========   =========   =========

                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)


                                                 Three Months Ended
                                                     June 30,
                                           -----------------------------
                                                1998             1997
                                            ----------       ----------

   Operating Revenues                       $   48,370       $   53,234
   Less:  Cost of Energy                        25,991           27,689
          State Gross Receipts Tax               1,547            1,815
                                            ----------       ----------
   Operating Margin                             20,832           23,730
                                            ----------       ----------

   Other Operating Expenses:
      Operations & maintenance expenses         11,850           13,666
      Depreciation                               4,759            4,621
      Income taxes                              (1,372)             247
      Other taxes                                1,820            1,854
                                            ----------       ----------
                                                17,057           20,388
                                            ----------       ----------
   Operating Income                              3,775            3,342
                                            ----------       ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                         13               25
      Equity in partnership earnings               856              701
      Other income                                (126)             259
      Income Taxes                                (457)            (303)
                                            ----------       ----------
                                                   286              682
                                            ----------       ----------
   Interest and Debt Expense                     3,882            3,366
                                            ----------       ----------
   Net Income                                      179              658
   Less-Dividends on Preferred Stock                15               15
                                            ----------       ----------
   Net Income Applicable to Common Stock    $      164       $      643
                                            ==========       ==========

   Income Per Average Share of
      Common Stock                          $     0.02       $     0.06
                                            ==========       ==========

   Dividends Per Share of Common Stock      $     0.25       $     0.38
                                            ==========       ==========
   Average Common Shares Outstanding
      During the Period                      8,652,171       10,634,496
                                            ==========       ==========

                                  CTG RESOURCES, INC.             "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                 Nine Months Ended
                                                     June 30,
                                           -----------------------------
                                                1998             1997
                                            ----------       ----------

   Operating Revenues                       $  246,182       $  267,184
   Less:  Cost of Energy                       131,906          147,102
          State Gross Receipts Tax               8,641            9,956
                                            ----------       ----------
   Operating Margin                            105,635          110,126
                                            ----------       ----------

   Operating Expenses:
      Operations & maintenance expenses         41,228           42,183
      Depreciation                              14,239           13,573
      Income taxes                              15,112           19,682
      Other taxes                                5,640            5,875
                                            ----------       ----------
                                                76,219           81,313
                                            ----------       ----------
   Operating Income                             29,416           28,813
                                            ----------       ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                         48               95
      Equity in partnership earnings             2,519            2,187
      Other income/(deductions)                 (1,683)            (596)
      Income Taxes                                (523)            (739)
                                            ----------       ----------
                                                   361              947
                                            ----------       ----------
   Interest and Debt Expense                    11,748            9,697
                                            ----------       ----------
   Net Income                                   18,029           20,063
   Less-Dividends on Preferred Stock                46               46
                                            ----------       ----------
   Net Income Applicable to Common Stock    $   17,983       $   20,017
                                            ==========       ==========

   Income Per Average Share of
      Common Stock                          $     2.01       $     1.88
                                            ==========       ==========

   Dividends Per Share of Common Stock      $     0.75       $     1.14
                                            ==========       ==========
   Average Common Shares Outstanding
      During the Period                      8,945,211       10,630,668
                                            ==========       ==========

                                  CTG RESOURCES, INC.          "UNAUDITED"

                         CONSOLIDATED STATEMENTS OF INCOME

                 (Thousands of dollars except for per share data)

                                                Twelve Months Ended
                                                     June 30,
                                           -----------------------------
                                                1998             1997
                                            ----------       ----------

   Operating Revenues                       $  284,563       $  307,525
   Less:  Cost of Energy                       151,589          172,114
          State Gross Receipts Tax               9,792           11,159
                                            ----------       ----------
   Operating Margin                            123,182          124,252
                                            ----------       ----------

   Operating Expenses:
      Operations & maintenance expenses         55,968           56,048
      Depreciation                              18,850           18,042
      Income taxes                              12,389           14,074
      Other taxes                                7,488            7,778
                                            ----------       ----------
                                                94,695           95,942
                                            ----------       ----------
   Operating Income                             28,487           28,310
                                            ----------       ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                         79              128
      Equity in partnership earnings             3,242            2,997
      Other deductions                          (1,121)            (436)
      Nonrecurring items                             -              892
      Income Taxes                                (753)          (1,298)
                                            ----------       ----------
                                                 1,447            2,283
                                            ----------       ----------
   Interest and Debt Expense                    14,893           13,035
                                            ----------       ----------
   Net Income                                   15,041           17,558
   Less-Dividends on Preferred Stock                62               62
                                            ----------       ----------
   Net Income Applicable to Common Stock    $   14,979       $   17,496
                                            ==========       ==========

   Income Per Average Share of
      Common Stock                          $     1.60       $     1.65
                                            ==========       ==========

   Dividends Per Share of Common Stock      $     1.13       $     1.52
                                            ==========       ==========
   Average Common Shares Outstanding
      During the Period                      9,371,371       10,630,593
                                            ==========       ==========

                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)



                                                     Three Months Ended
                                                          June 30,
                                                 ---------------------------
                                                        1998           1997
                                                        ----           ----

   Cash Flows from Operations                         $ (5,441)      $ 14,738
                                                      --------       --------

   Cash Flows for Investing Activities:
      Capital expenditures                              (7,007)        (5,329)
      Other                                                261             12
                                                      --------       --------
      Net cash used in investing activities             (6,746)        (5,317)
                                                      --------       --------
   Cash Flows from Financing Activities:
      Dividends paid                                    (2,178)        (4,056)
      Issuance of common stock, net                          -           (148)
      Repurchase of common stock                            43              -
      Other stock activity, net                             (4)             -
      Principal retired on long-term debt                  (10)          (172)
      Short-term debt                                   15,000              -
                                                      --------       --------
      Net cash used by
         financing activities                           12,851         (4,376)
                                                      --------       --------
   Increase in Cash and
      Cash Equivalents                                     664          5,045
   Cash and Cash Equivalents at
      Beginning of Period                                4,229         11,832
                                                      --------       --------
   Cash and Cash Equivalents at
      End of Period                                   $  4,893       $ 16,877
                                                      ========       ========

                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                     Three Months Ended
                                                          June 30,
                                                 ---------------------------
                                                        1998           1997
                                                        ----           ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                          $    179       $    658
                                                      --------       --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                   4,977          4,820
         Deferred income taxes, net                         77           (186)
         Equity in partnership earnings                   (856)          (701)
         Cash distributions received from
           investments                                     737            831
      Change in assets and liabilities:
         Accounts receivable                            15,046         20,908
         Accrued utility revenue                         8,443         12,280
         Inventories                                    (4,932)        (4,329)
         Purchased gas costs                            (1,295)        (2,482)
         Prepaid expenses                                  567           (275)
         Accounts payable and accrued expenses         (16,566)       (13,933)
         Other assets/liabilities                      (11,818)        (2,853)
                                                      --------       --------
           Total adjustments                            (5,620)        14,080
                                                      --------       --------

      Cash flows from operations                      $ (5,441)      $ 14,738
                                                      ========       ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)            $  4,388       $  4,399
                                                      ========       ========
      Income taxes                                    $  4,605       $  5,715
                                                      ========       ========

                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                      Nine Months Ended
                                                          June 30,
                                                 ---------------------------
                                                        1998           1997
                                                        ----           ----

   Cash Flows from Operations                         $ 19,778       $ 36,081
                                                      --------       --------

   Cash Flows for Investing Activities:
      Capital expenditures                             (14,188)       (13,591)
      Other                                              1,639            334
                                                      --------       --------
      Net cash used in investing activities            (12,549)       (13,257)
                                                      --------       --------
   Cash Flows from Financing Activities:
      Dividends paid                                    (6,535)       (12,120)
      Issuance of common stock, net                        622           (503)
      Repurchase of common stock                       (53,541)             -
      Other stock activity, net                             (6)          (645)
      Issuance of long-term debt                        64,000              -
      Principal retired on long-term debt                 (834)        (1,194)
      Short-term debt                                  (10,500)             -
                                                      --------       --------
      Net cash used by
         financing activities                           (6,794)       (14,462)
                                                      --------       --------
   Increase/(Decrease) in Cash and
      Cash Equivalents                                     435          8,362
   Cash and Cash Equivalents at
      Beginning of Period                                4,458          8,515
                                                      --------       --------
   Cash and Cash Equivalents at
      End of Period                                   $  4,893       $ 16,877
                                                      ========       ========

                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                      Nine Months Ended
                                                          June 30,
                                                 ---------------------------
                                                        1998           1997
                                                        ----           ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Net Income                                      $ 18,029       $ 20,063
                                                      --------       --------
      Adjustments to reconcile net income
         to net cash:
         Depreciation and amortization                  14,874         14,123
         Deferred income taxes, net                      4,394          7,881
         Equity in partnership earnings                 (2,519)        (2,187)
         Cash distributions received from
           investments                                   1,955          1,031
      Change in assets and liabilities:
         Accounts receivable                           (11,555)        (8,910)
         Accrued utility revenue                           790            744
         Inventories                                     3,999          6,275
         Purchased gas costs                             3,971          6,574
         Prepaid expenses                                3,930          5,572
         Accounts payable and accrued expenses          (7,630)       (11,740)
         Other assets/liabilities                      (10,460)        (3,345)
                                                      --------       --------
           Total adjustments                             1,749         16,018
                                                      --------       --------

      Cash flows from operations                      $ 19,778       $ 36,081
                                                      ========       ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)            $ 11,078       $ 11,313
                                                      ========       ========
      Income taxes                                    $  8,027       $  8,261
                                                      ========       ========

                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Thousands of Dollars)


                                                     Twelve Months Ended
                                                          June 30,
                                                 ---------------------------
                                                        1998           1997
                                                        ----           ----

   Cash Flows from Operations                         $ 15,012       $ 28,076
                                                      --------       --------

   Cash Flows for Investing Activities:
      Capital expenditures                             (25,191)       (25,587)
      Nonrecurring Items                                     -            892
      Other                                              1,360          3,655
                                                      --------       --------
      Net cash used in investing activities            (23,831)       (21,040)
                                                      --------       --------
   Cash Flows from Financing Activities:
      Dividends paid                                   (10,592)       (16,176)
      Issuance of common stock, net                        622           (605)
      Repurchase of common stock                       (52,926)             -
      Other stock activity, net                            497           (681)
      Issuance of long-term debt                        64,000              -
      Principal retired on long-term debt              (21,766)        (3,923)
      Short-term debt                                   17,000              -
                                                      --------       --------
      Net cash used by
         financing activities                           (3,165)       (21,385)
                                                      --------       --------
   Decrease in Cash and
      Cash Equivalents                                 (11,984)       (14,349)
   Cash and Cash Equivalents at
      Beginning of Period                               16,877         31,226
                                                      --------       --------
   Cash and Cash Equivalents at
      End of Period                                   $  4,893       $ 16,877
                                                      ========       ========

                                                                    "UNAUDITED"
                                  CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Thousands of Dollars)


                                                     Twelve Months Ended
                                                          June 30,
                                                 ---------------------------
                                                        1998           1997
                                                        ----           ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Net Income                                      $ 15,041       $ 17,558
                                                      --------       --------
      Adjustments to reconcile net income
         to net cash:
         Depreciation and amortization                  18,849         18,329
         Deferred income taxes, net                        627          1,763
         Equity in partnership earnings                 (3,242)        (2,997)
         Nonrecurring Items                                  -           (892)
         Cash distributions received from
           investments                                   2,685          1,761
      Change in assets and liabilities:
         Accounts receivable                            (2,663)         3,188
         Accrued utility revenue                          (398)           817
         Inventories                                    (3,892)          (911)
         Purchased gas costs                            (3,901)        (3,960)
         Prepaid expenses                                  375         (1,534)
         Accounts payable and accrued expenses           2,428         (3,344)
         Other assets/liabilities                      (10,897)        (1,702)
                                                      --------       --------
           Total adjustments                               (29)        10,518
                                                      --------       --------

      Cash flows from operations                      $ 15,012       $ 28,076
                                                      ========       ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)            $ 12,823       $ 13,314
                                                      ========       ========
      Income taxes                                    $  8,027       $ 11,374
                                                      ========       ========

                                                                    "UNAUDITED"

                                  CTG RESOURCES, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1998
                              (Thousands of Dollars)


   (1)  Long-term Debt

        The Company has exercised its option to increase the principal amount of its Series AA First Mortgage Bonds subject to redemption by sinking fund on October 1, 1998, by an additional $2,500 for a total of $5,000. This has increased the Company's current portion of long-term debt by $2,500 for fiscal 1998.


   (2)  Purchase of Cogeneration Facility

        In June 1998, TEN acquired the assets of the 16-Megawatt cogeneration facility which supplies Hartford Hospital with steam and electricity and sells electricity to the local electric utility. The purchase price of approximately $16,969 was financed through existing lines of credit. The assets acquired in the transaction include $1,588 of cash, $1,744 of plant and equipment and a note receivable of $13,637 of which $4,630 is current. The note receivable relates to an existing termination agreement with the local electric utility which is now assigned to TEN's wholly-owned subsidiary, The Hartford Steam Company ("HSC"). Pursuant to this agreement, the utility will make payments to HSC through December 2000.

        HSC will now supply the hospital with steam and electricity over a twenty-year contract period. The cogeneration facility is currently off-line for upgrades and is scheduled to be back on line by January 1999 under HSC's management. Thus, earnings are expected to be realized from this facility beginning in the second quarter of fiscal 1999. When fully operational, the facility is projected to contribute annual earnings from operations of approximately $.03 per share. This investment is directly linked with the diversified operations' growth strategy of focusing on the ownership and operation of energy facility assets.



   (3)  Reclassifications

        Certain prior year amounts have been reclassified to conform with current year classifications.

                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                                  JUNE 30, 1998
                 (Thousands of Dollars Except Per Share Amounts)


   CTG Resources, Inc. ("the Company" or "CTG")is a holding company and parent of the Connecticut Natural Gas Corporation ("CNG") and The Energy Network, Inc. ("TEN"). CNG is an energy provider engaged in the regulated distribution, sale and transportation of natural gas. TEN holds and operates, through divisions or wholly-owned subsidiaries, CTG's unregulated, diversified businesses which are primarily engaged in district heating and cooling and also include the Company's equity investments in certain partnerships, one of which is the Iroquois Gas Transmission System.


   RESULTS OF OPERATIONS

   Consolidated earnings per share were $.02 for the quarter, $2.01 for the nine months and $1.60 for the twelve months ended June 30, 1998, compared to $.06 for the quarter, $1.88 for the nine months and $1.65 for the twelve months ended June 30, 1997. As a result of a first quarter fiscal 1998 stock repurchase, earnings have been impacted by both lower weighted average shares outstanding and the cost of the debt which financed the transaction. Together these factors provided net benefits to earnings per share of approximately $.17 for the nine months and $.04 for the twelve months ended June 1998 and lowered earnings by $.05 per share for the quarter ended June 1998. The twelve months ended June 1997 include earnings per share of $.05 related to the sale of a building and land.


   Operating Margin

   The following table presents the changes in gas revenues, gas operating margin, heating degree days (a measure of weather) and gas deliveries for all periods reported in the statements of income:

                             Three Months       Nine Months      Twelve Months
                                Ended              Ended             Ended
                               June 30,          June 30,           June 30,
                            1998     1997     1998      1997     1998     1997
                          -------- -------- --------  -------- -------- --------
   Gas Revenues           $ 44,736 $ 48,176 $231,810  $251,670 $263,464 $285,806
                          ======== ======== ========  ======== ======== ========
   Gas Operating Margin   $ 19,058 $ 20,381 $ 96,482  $ 99,866 $109,062 $112,472
                          ======== ======== ========  ======== ======== ========
   Heating Degree Days         618      864    5,474     5,939    5,591    6,074
                             =====    =====    =====     =====    =====    =====
   Commodity and
      Transportation
      Volumes(mmcf):
      Firm Gas Sales         2,986    3,598   19,037    20,625   20,765   22,338
      Interruptible Gas
        Sales                1,942    2,086    7,699     7,777    9,495    9,838
      Off-System Gas
        Sales                3,043    2,338    8,600     7,840   10,924   11,711
      Transportation
        Services             1,089    1,020    3,333     3,321    4,326    4,440
                            ------   ------   ------    ------   ------   ------
         Total               9,060    9,042   38,669    39,563   45,510   48,327
                            ======   ======   ======    ======   ======   ======

   Gas operating margin is equal to gas revenues less the cost of gas and
   Connecticut gross revenues tax.   A lower gas operating margin was earned
   throughout fiscal 1998 as compared to fiscal 1997. Warmer weather during the winter heating season is the principal reason for this decrease in gas operating margin. This has resulted in fewer sales of gas to the firm class of customers for winter heating. The full potential benefit to earnings from the addition of firm heating customers since fiscal 1997 has been somewhat diminished by effects of the warmer winter weather. The contribution from interruptible margins has also been lower, reflecting reduced volumes sold because of the warmer weather, and a decline in interruptible margins overall in fiscal 1998. The margins are lower because interruptible tariffs are sensitive to the prices of the alternative energy, and these have declined relative to gas prices. Off-system sales have been higher in fiscal 1998, and, though the margin from such sales may not be as high as from other categories, this contribution to margin offsets some of the negative impacts discussed above.


   Operations and Maintenance Expenses

   Consolidated operations and maintenance ("O&M") expenses are lower in all periods of fiscal 1998 as compared to fiscal 1997. A significant factor is the absence in fiscal 1998 of expenses related to TEN's HVAC operations whose assets were sold in the first quarter of 1998 (See "Earnings from Diversified Operations", below.). However, the Company has also recorded many other variations in O&M expenses between all comparable periods which tend to offset each other, as discussed below.

   In general, when comparing the nine months ended June 1998 to 1997, lower costs have been recorded for regulatory commission expenses, outside purchased services and costs related to workers' compensation insurance. Higher costs have been incurred for computer-related services, employee benefits, pension expenses and bad debt costs.

   Between the comparable twelve months ended June 1998 and 1997, lower costs have been incurred for bad debts, conservation programs, employee benefits and pensions and costs related to workers' compensation insurance. Higher expenses have been recorded for computer-related services and other outside purchased services.

   Insurance costs have declined because of lower actual and projected claims realized as a result of the Company's aggressive management of claims. Computer-related costs are higher because of outsourcing and the cost of maintaining a new financial system. Pension costs reflect the absence of the expenses related to the early retirement program offered in fiscal 1996 and a reduction in payments because of fewer claims, offset by higher costs related to changes in actuarial assumptions in the plans. Employee benefits expenses are higher because of an increase in medical claims. Offsetting some of this increase are reduced costs resulting from changes in benefit programs. Variations in levels of bad debt expenses typically relate to customers' natural gas bills and actual collection levels.

   In July 1998, the Company determined that the size of its Greenwich, Connecticut regulated gas operations could be reduced while still maintaining the level and quality of service enjoyed by the Company's natural gas customers in the Greenwich area. This was possible because many of the activities previously handled in Greenwich have been assumed by the Hartford, Connecticut headquarters. In conjunction with this decision, eleven positions have been eliminated from the Greenwich division. The net fiscal 1998 savings from this realignment will be reflected in the fourth quarter and is estimated to be approximately $10. Future annual savings in payroll costs are estimated at approximately $292.


   Income Taxes

   Income taxes recorded in all periods ending June 1998, as compared to 1997, are lower primarily because of lower taxable income. Other contributing factors include a lower State of Connecticut corporate income tax rate, a $500 income tax benefit related to previously established tax reserves which are no longer required and a few timing-related items recorded in the quarter ending June 1998. In the twelve months ended June 1998, the effect of lower taxable income is partially offset by a $700 increase to the Company's income tax reserve that was recorded late in fiscal 1997. During the third quarter of fiscal 1998 the Internal Revenue Service began a routine audit of the Company's 1996 federal income tax return.


   Other Income (Deductions)

   Other Deductions are higher between all comparable periods primarily because of costs related to the closing of certain diversified operations, as discussed below. Without the impact of these costs, overall, the level of Other Income/(Deductions) has not changed significantly between fiscal 1998 and 1997. Several offsetting factors have produced this result. Lower income from overnight cash investments and higher costs for life insurance premiums are offset by lower promotional and advertising expenses and the absence of fiscal 1997 costs associated with the termination of the Company's regulated propane service program.

   Interest and Debt Expense

   Higher interest and debt expense has been recorded in fiscal 1998 primarily because of the additional long-term debt issued during the first quarter in conjunction with the stock repurchase offer.


   Earnings from Diversified Businesses

   Earnings contributed by the Company's diversified, unregulated businesses were $.03 per share for the quarter and nine months ended June 1998 and $.14 for the twelve months ended June 1998, compared to earnings per share of $.05, $.15 and $.28 recorded for the three, nine and twelve months ended June 1997. The fiscal 1998 benefit to earnings per share resulting from the lower weighted average shares outstanding is approximately $.01 for the quarter and nine months and $.02 for the twelve months ended periods. This is offset by the cost of the added debt issued to finance the repurchase, equivalent to $.06 per share for the quarter and $.15 per share for the nine and twelve months ended June 1998, for a net earnings impact from the stock repurchase of $(.05) for the quarter, $.(14) for the nine months and $(.13) for the twelve months ended June 1998. The twelve months ended June 1997 include $.05 per share from a net gain related to the sale of a building and land.

   Several significant factors impacting TEN's earnings have occurred in fiscal 1998. In the first quarter, the assets of TEN's wholly-owned HVAC subsidiary, ENServe Corporation ("ENServe"), were sold. The subsequent winding down of this operation is still in progress. TEN's fiscal 1998 earnings have benefited $.05 per share from the absence of losses that had been recorded by ENServe in fiscal 1997. During the second quarter of fiscal 1998, TEN assumed the full ownership of KBC Energy Services ("KBC"), a New England natural gas marketer, and began the wind down of its operations. The Company's share of KBC's operating losses for the nine months ended June 30, 1998 was approximately $.08. Management does not anticipate any significant future impact to earnings related to the closing of these businesses.

   Higher interest costs have been incurred since the first quarter of fiscal 1998 as a result of an additional $45,000 of long-term debt and $4,000 of short-term borrowings issued to finance the purchase of approximately 2.0 million shares of the Company's common stock in a tender offer made by TEN in October of 1997. This has impacted TEN's fiscal 1998 earnings by approximately $(.15) per share. Lower energy and production costs for district heating and cooling have been realized as a result of lower energy prices. Higher sales were recorded for chilled water for cooling because of the warmer Spring 1998 weather.

   The wind down of KBC and the sale of the assets of ENServe will enable the Company to focus its investments in fixed assets in capital intensive businesses in keeping with its strategic plan. As a part of this plan, in June 1998 the diversified operations purchased a 16-Megawatt cogeneration facility which supplies a major local hospital with steam and electricity and sells electricity to the local electric utility. (See "Investing Activities," below.)

   MATERIAL CHANGES IN FINANCIAL CONDITION

   Cash Flows

   Cash flows from operations are lower throughout fiscal 1998 primarily because of lower revenues in the warmer 1998 heating season.

   In the quarter ended June 1998, the Company relied on cash on hand and its available lines of credit to satisfy needs for working capital, dividends and construction expenditures. In the three months ended June 1997 and in the nine months ended June 1998 and 1997, cash flows from operations satisfied the Company's cash requirements for working capital, dividend payments, long-term debt principal payments and construction. Available cash on hand supplemented cash flows from operations to satisfy these needs for cash during the twelve months ended June 30 1998 and 1997.

   Long-term financing issued in the first nine months of fiscal 1998 was used to finance a stock repurchase and to refinance existing short-term debt.


   Investing Activities

   In June 1998, TEN acquired the assets of the 16-Megawatt cogeneration facility which supplies Hartford Hospital with steam and electricity and sells electricity to the local electric utility. The purchase price of approximately $16,969 was financed through existing lines of credit. The assets acquired in the transaction include $1,588 of cash, $1,744 of plant and equipment and a note receivable of $13,637 of which $4,630 is current. The note receivable relates to an existing termination agreement with the local electric utility which is now assigned to HSC. Pursuant to this agreement, the utility will make payments to HSC through December 2000.

   TEN's wholly-owned subsidiary, The Hartford Steam Company ("HSC") will now supply the hospital with steam and electricity over a twenty-year contract period. The cogeneration facility is currently off-line for upgrades and is scheduled to be back on line by January 1999 under HSC's management. Thus, earnings are expected to be realized from this facility beginning in the second quarter of fiscal 1999. When fully operational, the facility is projected to contribute annual earnings from operations of approximately $.03 per share. This investment is directly linked with the diversified operations' growth strategy of focusing on the ownership and operation of energy facility assets.


   Subsequent Event

   AGA Gas Finance Company ("GasFinCo"), in which TEN holds a 2.15% ownership interest, ceased operations in July 1998. TEN plans to write off its $100 investment in AGA GasFinco in the fourth quarter of fiscal 1998.


   Financing Activities

   The Company has exercised its option to increase the principal amount of its 9.16%, Series AA First Mortgage Bonds subject to redemption by sinking fund on October 1, 1998, by an additional $2,500, for a total of $5,000. This has increased the Company's current portion of long-term debt by $2,500 for fiscal 1998.

   Adriaen's Landing

   The Company has been approached by local businesses and government agencies regarding participation in a project known as Adriaen's Landing, a mega center and football stadium. The Company is evaluating its options and is committed to partnering in this project.



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

   PART II - OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------

   (a)  Exhibits

        99(1)       Exhibit Index

        10(124) First Amendment to Credit Agreement, dated March 30, 1998, among Connecticut Natural Gas Corporation and BankBoston, N.A.

        10(125) Ninth Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated June 9, 1998

        10(126) Ninth Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated June 9, 1998

        10(127) Amendment to Connecticut Natural Gas Corporation Officer's Retirement Plan, dated January 27, 1998

        10(128) Service Agreement (#800294R, Rate Schedule FT-1), dated May 20, 1998, between Connecticut Natural Gas Corporation and Texas Eastern Transmission Corporation

        10(129) Service Agreement (#800295R, Rate Schedule FT-1), dated May 20, 1998, between Connecticut Natural Gas Corporation and Texas Eastern Transmission Corporation

        10(130) Service Agreement (#830047, Rate Schedule FT-1), dated May 20, 1998, between Connecticut Natural Gas Corporation and Texas Eastern Transmission Corporation

        27          Financial Data Schedule


   (b) No reports on Form 8-K were filed during the quarter ending June 30, 1998.

                                     SIGNATURE





   Pursuant  to  the  requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on  its  behalf  by  the undersigned thereunto duly authorized.


                                            CTG RESOURCES, INC.




   Date    08/14/98                     By:   S/ Andrew H. Johnson
       --------------------                 -----------------------------------
                                                    (Andrew H. Johnson)
                                         Treasurer and Chief Accounting Officer


                                            (On behalf of the registrant and as
                                                  Chief Accounting Officer)