Form 10-K405
period 1998-09-30
CTG RESOURCES INC
filed 1998-12-02
CIK 1026869

===========================================================================
                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
                                     FORM 10-K
   (Mark One)
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended September 30, 1998
                             ------------------
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
   amendment to this Form 10-K.   x
                                -----
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.    Yes  x   No
                                                        -----    -----
   State the aggregate market value of the voting stock held by nonaffiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.)
      The aggregate market value of the voting stock held by nonaffiliates
   ---------------------------------------------------------------------------
      of the Registrant on November 2, 1998 was $204,386,631.
   ---------------------------------------------------------------------------
   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants).
   ---------------------------------------------------------------------------
     Number of shares of Common Stock outstanding as of the close of business
   ---------------------------------------------------------------------------
     on November 30, 1998 was 8,652,171.
   ---------------------------------------------------------------------------
                        DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents if incorporated by reference and the
   Part of the Form 10-K into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement;
   and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the
   Securities Act of 1933.  The listed documents should be clearly described for identification purposes.
      Definitive Proxy Statement for the Company's February 1999 Annual
   ---------------------------------------------------------------------------
      Meeting (Part III)
   ---------------------------------------------------------------------------

                                      PART I

   ITEM 1. BUSINESS
   ----------------

     General
     -------

     CTG Resources, Inc. ("the Company" or "CTG") is a Connecticut corporation organized as a holding company with two wholly-owned subsidiaries:
     Connecticut Natural Gas Corporation ("CNG") and The Energy Network, Inc. ("TEN"). CNG is an energy provider engaged in the regulated distribution, sale and transportation of natural gas. TEN holds and operates, through divisions or wholly-owned subsidiaries, CTG's unregulated, diversified businesses which are primarily engaged in district heating and cooling ("DHC") and also include the Company's equity investments in two partnerships, one of which is the Iroquois Gas Transmission System Limited Partnership ("Iroquois").

     CTG's headquarters are in Hartford, Connecticut. At September 30, 1998, the Company employed 555 people. The Company's common stock is traded on the New York Stock Exchange, under the symbol CTG. Preferred stock of CNG is traded on the over-the-counter market.

     CTG's principal business is the distribution, transportation and sale of natural gas through CNG. This business is subject to extensive regulation. CTG's diversified businesses are unregulated and provide energy-related products and services, primarily district heating and cooling. The activities of Iroquois are regulated at the Federal level.

     Segment information for all relevant periods is included in the Notes to the Financial Statements filed in Part II, Item 8 of this report.


     Seasonality
     -----------

     The Company's operations are seasonal. Most of the Company's gas revenues and related operating expenses occur during the winter heating season, November to March. Natural gas usage in the Company's service area is greater for heating purposes in winter and less for cooling in summer. Natural gas usage for nonheating purposes remains steady throughout the year. Accordingly, earnings are highest during the first and second quarters of the fiscal year, which begins October 1, and the third and fourth quarters frequently show a net loss. The impact of seasonality on cash flows is discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's unregulated district heating and cooling businesses experience peak loads during both the winter heating and summer cooling seasons.

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

     The Company has historically distributed and sold natural gas to its customers without substantial competition from other gas utilities, cooperatives or other providers of natural gas. At the local level, as a result of FERC Order 636 and Connecticut deregulation, the Company faces increasing competitive pressures as other providers of gas seek opportunities to make gas sales to the Company's commercial and industrial customers. Similarly, the Company has offered firm transportation rate tariffs to nonresidential customers, since April of 1996. The Company's transportation tariffs are designed to recover a margin on each transaction that is comparable to the margin that the Company would have received if it were making an on-system sale of natural gas.

     The Company also competes with suppliers of oil, electricity and propane for cooking, heating, air conditioning and other purposes. Competition is greatest among the large commercial and industrial customers who have the capability of using alternative fuels. The volatile effect of this price-sensitive load is somewhat overcome through the use of flexible rate schedules which allow gas pricing to meet alternative-fuel competition.

     The diversified businesses own and operate DHC systems which distribute and sell steam, hot water and chilled water to office complexes and other large buildings in the City of Hartford. The extent of competition to the DHC business from alternate fuels is diminished after a customer has made its commitment to DHC because of the cost of the equipment necessary to utilize an alternative energy source.


     Regulatory Jurisdiction
     -----------------------

     CNG's principal business is the distribution of natural gas, and this business is subject to regulation by the Connecticut Department of Public
     Utility Control ("DPUC") as a public service company.  The scope of this regulation encompasses rates, standards of service, issuance of certain securities, safety practices and other matters.  Retail sales of gas by the Company and deliveries of gas owned by others are made pursuant to rate schedules and contracts filed with and subject to DPUC approval.  In general, the firm rate schedules provide for some reductions in the unit



     price of gas as greater quantities are used. The rate schedules contain purchased gas adjustment provisions as described in Note 1 to the Financial Statements (included in Part II, Item 8 herein).

     Businesses operated by TEN are not public service companies under state law, and hence they are not subject to regulation by the DPUC. However, intercompany transactions between CNG and its affiliates are subject to review and/or approval by the DPUC.

     The regulation of interstate sales of natural gas is under the jurisdiction of the FERC. The Company is subject to the direct jurisdiction of the FERC for any off-system sales the Company makes in interstate commerce. The FERC regulates the Company's pipeline gas suppliers and transporters, and the Company closely follows and participates in numerous proceedings before FERC. Through an unregulated subsidiary, of TEN, TEN Transmission Company ("TEN Transmission"), the Company is an equity partner in Iroquois which is subject to regulation by FERC.


     Natural Gas Business (Regulated)
     -------------------------------

     CNG is a Connecticut corporation organized in 1848 and headquartered in Hartford, Connecticut. CNG is engaged in the distribution, transportation and sale of natural gas in Hartford and 21 other cities and towns in central Connecticut and in Greenwich, Connecticut. This business is subject to extensive regulation. Many aspects of this traditional business have changed or are expected to change as deregulation of the industry occurs. Later sections of this document address these changes (See, for example, the sections entitled "Regulatory Matters" and "Competition.").

     Consolidated gas operating revenues were $262,446,000 for the fiscal year ended September 30, 1998 and were derived approximately 50% from residential customers, 20% from commercial firm customers, 1% from industrial firm customers, 16% from interruptible customers, 11% from off-system sales and 2% from the aggregate of transportation of customer-owned gas and other gas-related revenues. There were $2,299,000 of revenues from sales to affiliated companies. The gas distribution business contributed 93% of consolidated revenues over the three fiscal years ending 1998. During the fiscal year ended September 30, 1998, the peak-day sendout of gas was 248,659 thousands of cubic feet ("mcf") which occurred on December 31, 1997.

     CNG has one wholly-owned subsidiary, CNG Realty Corp. ("CNGR"), which was formed in 1977. CNGR is a single purpose corporation which owns the Company's Operating and Administrative Center located on a 7-acre site in downtown Hartford, Connecticut. This facility is leased to CNG. CNGR engages in no other business activity.

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

     The Company currently holds pipeline transportation contracts with Algonquin Gas Transmission Company ("AGT"), CNG Transmission Corporation ("CNGT"), Iroquois Gas Transmission System ("IGTS"), National Fuel Gas Supply Corporation ("NFGS"), Tennessee Gas Pipeline Company ("TGP"), Texas Eastern Gas Transmission Corporation ("TETCO"), and Transcontinental Gas Pipeline Corporation ("TRANSCO"). The various agreements expire at different times through 2012 and provide for the delivery of a total maximum daily quantity of approximately 170,596 mcf and maximum annual quantity of approximately 48,708,730 mcf. The Company also has signed supply contracts directly with producers to provide the natural gas for these transportation arrangements.

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

     The Company continues to be very active in the area of purchasing gas directly from producers both in the spot market and under long-term arrangements.  Currently, the Company purchases all of its gas under such arrangements.  Spot market volumes are those purchased under short-term



     arrangements from producers and gas withdrawn from storage which had been purchased directly from producers for injection to that storage. Spot market purchases are set by negotiation with the supplier.

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

     In addition to its pipeline gas supplies, the Company owns an LNG plant in Rocky Hill, Connecticut. This plant has the design capacity to liquefy approximately 6,000 MCF per day and store 1,206,000 MCF. The LNG plant is not a source of additional gas supply, but it permits the Company to liquefy and store gas supplies purchased during the summer and to deliver this stored gas during the following winter. The plant has the design capacity to vaporize 60,000 MCF per day.

     LP-Air is a source of peak shaving supply to the Company. The Company has approximately 720,000 gallons of on-site propane storage which can produce the equivalent of approximately 8,208 MCF of natural gas per day.


     Regulatory Matters -

     In April 1997, the DPUC began an investigation into improving the existing firm transportation programs in the state and expanding competition to all residential customers. In August 1997, the DPUC initiated a generic proceeding to investigate firm transportation and unbundling in Connecticut. This proceeding was divided into two phases. The DPUC issued a decision regarding the issues of Phase I in July 1998, addressing the status of existing firm transportation service for commercial and industrial customers, streamlining the Connecticut local gas distribution companies' ("LDCs") administrative processes and thereby making firm transportation more readily accessible to customers.

     In Phase II, the DPUC is addressing the potential deregulation of the residential natural gas sales market in Connecticut and the future role of Connecticut's LDCs in natural gas commodity sales. This phase of the review will explore the many important issues related to fully unbundled, competitive gas service for all customers, including residential. These issues will include recovery of potentially stranded costs, the LDCs' obligation to serve customers who choose other suppliers, a marketer code of conduct and consumer protection, use/role of fixed price hedging tools, future decisions regarding pipeline capacity entitlements, and public policy programs.

     Concurrently, the Connecticut State Legislature has undertaken a task force investigation related to residential deregulation. Although the Company cannot predict the outcome of these proceedings, the Company



     anticipates that the timing of any DPUC decision will be related to the timing of the completion and announcement of the results of the Connecticut State Legislature's activities.

     In 1997 the DPUC informed CNG that it plans to initiate a second phase of the management audit which it performed in 1995 and 1996. This second phase will focus on several areas of CNG's operations in which opportunities for improvements were identified by the initial audit. The DPUC has not yet scheduled this second phase of its management audit.


     Diversified Businesses (Unregulated)
     -----------------------------------

     At September 30, 1998, the diversified businesses of the Company included TEN and its wholly-owned subsidiaries The Hartford Steam Company ("HSC"), TEN Transmission, ENI Gas Services, Inc. ("ENI Gas"), TEN Gas Services, Inc.("TEN Gas") and ENServe Incorporated ("ENServe").

     TEN was incorporated in 1982 and is engaged in the operations described in the following paragraphs. TEN and HSC provide DHC services to many buildings and complexes in the south-end and downtown neighborhoods of Hartford, Connecticut. TEN also holds a fifty percent interest in the Downtown Cogeneration Associates partnership which owns and operates a 4.2-Megawatt cogeneration facility in downtown Hartford, Connecticut. TEN's other operating division offers energy equipment rentals. ENI Gas and TEN Gas together own 100% of KBC Energy Services ("KBC"), a gas marketing business which is in the process of winding down its operations. TEN Transmission owns the Company's share of its investment in the Iroquois pipeline.


     TEN Transmission, which was formed in 1986, owns the Company's 4.87% share of Iroquois. Iroquois operates a natural gas pipeline which transports Canadian natural gas into the states of New York, Massachusetts and Connecticut. Although TEN Transmission is not regulated, Iroquois is regulated by the FERC.

     HSC, incorporated in Connecticut in 1961, owns and operates a central production plant and distribution system for the processing and distribution of steam for heating and chilled water for cooling to a number of offices, stores and other large buildings in the southend and downtown neighborhoods of Hartford, Connecticut.

     In June 1998, HSC acquired the assets of cogeneration facility which is located adjacent to and serves Hartford Hospital, providing both steam and electricity. HSC will manage the facility and supply the hospital with steam and electricity over a twenty-year contract period. HSC will also sell electricity to the local electric utility. The facility is currently off-line for repowering as a 7.5-Megawatt facility and is scheduled to be back on line by January 1999 under HSC's management.



     HSC chills its own water supply for district cooling and produces its own steam from its existing boilers. HSC also purchases steam from the Downtown Cogeneration Associates Limited Partnership ("DCA"), which sells steam to HSC under a twenty-year contract. TEN is a 50% partner in the DCA with two unrelated third parties. The DCA owns and operates a 4.2-megawatt cogeneration facility on the roof of a downtown Hartford building complex. Electricity generated from this unit is sold to The Connecticut Light and Power Company under a twenty-year contract expiring in 2007. During fiscal 1997, TEN provided cogeneration management and consulting services to DCA.

     The Capitol Area System ("CAS") is a district heating and cooling system serving a section of the City of Hartford, Connecticut. TEN owns the distribution system and purchases hot and chilled water from a third party. TEN also provides marketing services to this third party.

     TEN's energy equipment rentals division owns natural gas water heaters and natural gas conversion burners which it leases to customers in the residential market.

     In fiscal 1998, TEN sold the physical assets and business of ENServe and essentially completed the wind-down of its operations. ENServe previously had offered energy system management services and energy conservation services to residential, commercial and industrial customers throughout Connecticut.

     ENI Gas was formed to own the Company's interest in KBC, a New England natural gas marketer. At September 30, 1997 TEN had a 50% ownership interest in this partnership. During the second quarter of fiscal 1998 TEN Gas was formed to own a portion of KBC, and together ENI Gas and TEN Gas assumed full control of KBC. The KBC operations were deemed not core to TEN's strategic focus on asset-based businesses. Accordingly, ENI Gas and TEN Gas began the sale of KBC's assets and the wind down of its operations.


     The Energy Network Alliance

     In October 1998, TEN entered into a marketing alliance with Pratt & Whitney Canada, Inc., Carrier Corporation and Oxford Technologies, Inc. to provide energy for heating, cooling and electricity to large commercial, industrial and institutional facilities by combining cogeneration and district energy. As its role in this alliance, TEN will own and operate the individual customers' on-site district energy plants which will be equipped with state-of-the-art energy systems provided by the other members of the alliance.



     Environmental Considerations
     ----------------------------

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

   ITEM 2. PROPERTIES
   ------------------

     At September 30, 1998, CNG owns gas distribution mains, a natural gas liquefaction plant, propane gas storage tanks, metering stations, gas service connections, meters, regulators and other equipment necessary for the operation of a gas distribution system. Substantially all of the Company's properties are subject to the lien of the Indenture of Mortgage and Deed of Trust securing its first mortgage bonds. The properties, in management's opinion, are maintained in good operating condition. The gas mains are located principally under public streets, roads and highways.

     TEN owns a distribution system located in the Capitol area of Hartford, Connecticut for the distribution of hot water for heating and chilled water for cooling. This property was financed with industrial revenue bonds secured by a letter of credit with a bank.

     HSC owns a cogeneration facility which is located on the campus of Hartford Hospital and supplies steam for heating and electricity for power to Hartford Hospital. This facility is currently off-line for repowering as a 7.5-megawatt facility and is scheduled to be on line by January 1999 under HSC management. The purchase and repowering of this property were financed with a long-term secured term note.

     The equipment rentals division of TEN owns water heaters and conversion burners which it leases to its customers in the residential market.

     HSC owns a central production plant and distribution system, which includes a chilled water storage tank, in downtown Hartford, Connecticut for the processing and distribution of steam for heating and chilled water for cooling.

     CNGR owns the Operating and Administrative Center in Hartford which is leased by CNG. The center is subject to the lien of the Mortgage Deed under which the CNGR's first mortgage notes are issued.


     Adriaen's Landing

     The Company has been approached by local businesses and government agencies regarding the development of a stadium and convention center along with hotel, retail, recreational and housing facilities. The development, known as Adriaen's Landing, would be built in the area of the Company's headquarters, operating center and steam/chilled water production facilities. The Company, in order to accommodate the development as it is currently planned, would be required to relocate its facilities. Discussions are now underway with the participants in order to accomplish this at no cost to the Company or its customers. The area of development, which includes Company property, may contain hazardous materials that the project participants will be required to address.



   ITEM 3. LEGAL PROCEEDINGS
   -------------------------

     In November 1995, certain Connecticut plumbers and HVAC contractors filed several class action suits against CNG and the State's two other LDCs, claiming that the LDCs engaged in unfair trade practices and similar allegations, all relating to customer service work. The action alleged that the LDCs unfairly competed with licensed plumbers and contractors by performing customer service work using customer service employees who did not possess State trade licenses. Previously, the LDCs claimed that the work was performed under a statutory exemption enacted in 1965 and amended in 1967. In 1996, the Connecticut Court of Appeals upheld an administrative ruling against the LDCs' position.

     In January 1998, the court granted CNG's motion to strike all but one count of the complaint: the antitrust conspiracy claim. The plumbers and contractors subsequently filed two additional lawsuits against CNG and the other LDCs alleging violations arising from the same business activities as in the first lawsuit. In 1998, all of these cases were assigned to the Connecticut Superior Court Complex Litigation docket, and CNG successfully resisted the plumbers' and contractors' efforts to consolidate all of these cases. A trial date for one of the suits tentatively is expected in the fourth quarter of calendar year 1999.

     The plumbers and contractors are currently asserting claims for profits which they allege were lost during certain specific periods. There has not been any settlement demand or any formal statement of alleged damages. As a result, management cannot estimate CNG's potential exposure related to these claims. CNG is vigorously defending this matter.

     On July 28, 1997, CNG filed suit in state court against another Connecticut local gas distribution company seeking to enjoin that company from serving retail customers in a town in which CNG currently serves customers. In its decision issued in October 1998, the court upheld the Company's franchise rights in the disputed area.

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



   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   -----------------------------------------------------------

     There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ending September 30, 1998.

   Executive Officers of the Registrant
   ------------------------------------
   All executive officers' terms of office are one year.

   Arthur C. Marquardt                                      Age - 51
   President and Chief Operating Officer

     Business experience:
        1998 - Present  President and Chief Executive Officer
        1997 - 1998     President and Chief Operating Officer
        1996 - 1997     President and Chief Operating Officer, Connecticut
                             Natural Gas Corporation
        1992 - 1996     Senior Vice President - Gas Business Unit, Long Island
                             Lighting Company


   James P. Bolduc                                          Age - 49
   Executive Vice President and Chief Financial Officer

     Business experience:
        1997 - Present  Executive Vice President and Chief Financial Officer
        1996 - 1997     Executive Vice President and Chief Financial Officer,
                             Connecticut Natural Gas Corporation
        1993 - 1996     Senior Vice President - Financial Services and Chief
                             Financial Officer, Connecticut Natural Gas
                             Corporation


   Anthony C. Mirabella,                                    Age - 58
Senior Vice President - District Heating and Cooling, The Energy Network, Inc.

     Business experience:
        1998 - Present  Senior Vice President - District Heating and Cooling,
                             The Energy Network, Inc.
        1997 - 1998     Senior Vice President - Operations and Chief Engineer,
                             Connecticut Natural Gas Corporation
        1993 - 1997     Vice President - Operations and Chief Engineer,
                             Connecticut Natural Gas Corporation


   Reginald L. Babcock                                      Age - 47
   Vice President, General Counsel and Secretary

     Business experience:
        1997 - Present  Vice President, General Counsel and Secretary
        1996 - 1997     Vice President - Administrative Services and General
                             Counsel and Secretary, Connecticut Natural Gas Corporation
        1993 - 1996     Vice President - Corporate Services and General Counsel
                            and Secretary, Connecticut Natural Gas Corporation

   Executive Officers of the Registrant (Concluded)
   -----------------------------------------------


   Andrew H. Johnson                                        Age - 50
   Treasurer and Chief Accounting Officer

     Business experience:
        1997 - Present  Treasurer and Chief Accounting Officer
        1993 - 1997     Treasurer and Chief Accounting Officer, Connecticut
                             Natural Gas Corporation
        1986 - 1993     Treasurer, Connecticut Natural Gas Corporation

                                      PART II



   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
   -------------------------------------------------------------
            SECURITY HOLDER MATTERS
            -----------------------

     The Company's common stock is listed on the New York Stock Exchange. The high and low sales prices for each quarterly period during the years ended September 30, 1998 and 1997 were as presented in the table below. These prices are based on the New York Stock Exchange NYSENet stock quotation service.

                           QUARTERLY COMMON STOCK PRICES
                           -----------------------------
                                  1998                       1997
                          --------------------       --------------------

     Fiscal Year            High         Low           High         Low
     ---------------       ------       ------        ------       ------

     First Quarter         26 1/2       22 3/4        25 1/2       22 5/8
     Second Quarter        26 3/4       23 3/8        25 3/8       21 3/8

     Third Quarter         25 15/16     21 15/16      22 1/4       20 3/4
     Fourth Quarter        24 1/2       22 3/8        23 13/16     21 5/8

     There were 7,384 record holders of the Company's common stock at November 2, 1998

     Cash dividends are declared on the Company's common stock on a quarterly basis out of funds legally available therefor. The total amount of dividends declared was $1.00 per share in 1998 and $1.52 per share in 1997. Funds utilized by the Company for the payment of dividends are typically received as dividends from its subsidiaries, CNG and TEN. Under the most restrictive terms of the open-end indenture securing CNG's first mortgage bonds, as amended, retained earnings of $25,174,000 were available for CNG to pay dividends at September 30, 1998. There are also certain restrictions relating to CNG's classes of preferred stock as to which dividends and sinking fund obligations must be paid prior to the payment of common stock dividends.

     Under a provision of a Forward Equity Purchase Agreement between CTG and TEN, dated October 1, 1997, the Company is restricted from declaring or paying any dividends or distributions to holders of its common stock if any amounts due and payable under this agreement are in arrears (See Note 7 to the Financial Statements in Part II, Item 8). There are no other restrictions on the Company's present or future ability to pay such dividends. The Company expects that future cash for dividends will be available.



   ITEM 6. SELECTED FINANCIAL DATA
   --------------------------------

     FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS
     (Thousands of Dollars)

                                 1998      1997     1996      1995      1994
                                ------    ------   ------    ------    ------
   Operating revenues           $282,748 $305,295  $315,103  $274,935 $290,420

   Net income applicable
     to common stock            $ 15,135 $ 17,013  $ 18,932  $ 16,957 $ 17,637

   Earnings per share (1)       $   1.71 $   1.60  $   1.87  $   1.71 $   1.85

   Total assets                 $459,181 $444,373  $443,574  $437,372 $437,622

   Long-term obligations        $215,852 $126,787  $136,432  $150,390 $154,193

   Cash dividends declared
     per common share           $   1.00 $   1.52  $   1.50  $   1.48 $   1.48
   Dividend payout ratio            58.5%    95.0%     80.2%     86.6%    80.0%

   P/E ratio                          14       14        13        13       13

   Market price as a %
     of book value -
     year-end                      170.2%   145.9%    152.9%    146.8%   162.0%

   (Certain amounts for 1997 and prior years have been reclassified to conform with 1998 classifications.)
[FN]
   (1) Earnings per share for 1998 reflect the impact of the October, 1997 stock repurchase and the related assumption of additional debt (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Date, Notes to the Financial Statements, herein).


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998
       -----------------------------------------
       (Thousands of Dollars Except for Per Share Data)


       CTG Resources, Inc. ("the Company" or "CTG")is a holding company and parent of the Connecticut Natural Gas Corporation ("CNG") and The Energy Network, Inc. ("TEN"). CNG is an energy provider engaged in the regulated distribution, sale and transportation of natural gas. TEN holds and operates, through divisions or wholly-owned subsidiaries, CTG's unregulated, diversified businesses which are primarily engaged in district heating and cooling ("DHC") and also include the Company's equity investments in two partnerships, one of which is the Iroquois Gas Transmission System ("Iroquois").

       In October 1997, TEN repurchased approximately 2.0 million shares of CTG common stock for approximately $53,000. TEN financed the purchase with a combination of revolving bank debt and the issuance of Senior Subordinated Notes. The shares repurchased by TEN were transferred by the depositary directly to CTG. In connection with the repurchase, CTG reduced its quarterly dividend on common stock from $0.38 ($1.52 annually) to $0.25 ($1.00 annually) per share, effective with the first quarter of fiscal 1998. Higher fiscal 1998 earnings per share are primarily related to this common stock buy-back. In the long-term, the lower dividend will enable CTG to retain more of its earnings to fund the future growth of the Company.


       RESULTS OF OPERATIONS
       ---------------------

       Net income applicable to common stock and earnings per share for the fiscal years ended September 30, 1998, 1997 and 1996 were $15,135 ($1.71), $17,013 ($1.60) and $18,932 ($1.87), respectively. As a result of a first quarter fiscal 1998 stock repurchase, earnings per share have been impacted by both the benefit of lower weighted average shares outstanding and the cost of the debt which financed the transaction. Together these factors provided net benefits to earnings per share of approximately $.11 for the twelve months ended September 1998 and have offset the lower earnings per share impact of a second consecutive warmer winter as compared to the prior year.

       Lower fiscal 1997 earnings are the result of the warmer weather experienced in the Company's natural gas service area during the winter heating season. Earnings for 1996 include a nonrecurring item: the proceeds from the sale of a building by TEN, equivalent to $.05 per


       share.


       Gas Operating Margin

       Gas operating margin is equal to gas revenues less the cost of gas and Connecticut Gross Earnings Tax which is applied to revenues. The


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

       following table presents consolidated gas revenues, gas operating margin, heating degree days (a measure of weather) and gas deliveries for fiscal 1998, 1997 and 1996, respectively:


                                                    1998      1997      1996
                                                    ----      ----      ----

       Gas Revenues                               $262,446  $283,324  $292,852
                                                  ========  ========  ========
       Gas Operating Margin                       $109,241  $112,446  $116,104
                                                  ========  ========  ========
       Heating Degree Days (30-Year Normal -
         6,107)                                      5,543     6,056     6,410
                                                     =====     =====     =====
       Commodity and Transportation
         Volumes (mmcf)
           Firm Gas Sales                           20,577    22,354    23,911
           Interruptible Gas Sales                   9,079     9,573     8,614
           Off-System Gas Sales                     11,459    10,164    12,435
           Transportation Services                   4,376     4,131     4,336
                                                   -------   -------   -------
              Total                                 45,491    46,222    49,296
                                                   =======   =======   =======

       The Company's customers' greatest use of energy during the year is in the winter, mostly for the purpose of heating their homes or businesses. Changes in weather patterns from year to year impact the contribution to operating margin by the different customer classes, the proportionate amount of sales among the various customer classes and the different per-unit margin contributed by each customer class. Firm sales contribute the highest per-unit operating margin of all customer classes. Warmer winters historically mean lower firm sales and a higher proportion of overall sales to other classes.

       During the fiscal 1998 heating season, the Company's service area has experienced warmer winter weather, as compared to the prior year, for the second consecutive fiscal year. This warmer weather resulted in lower use per customer and reduced sales and operating margin, especially from the firm class of customers.

       The Company's regulated gas business continues to add customers from year to year and to realize additional firm gas sales from customers who


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

       add gas heating to their existing cooking and hot water service. The full potential benefit to earnings from the addition of firm heating customers since fiscal 1996 has been more than offset by the effects of the warmer winter weather.

       When the Company's firm customers' need less gas in warmer winters, more of the Company's gas supplies are available for sale to interruptible customers. Thus, in warmer winters, the Company's interruptible sales tend to be higher. However, interruptible sales were lower in fiscal 1998 because of lower usage in this even still warmer winter. The Company did record higher interruptible sales in fiscal 1997. Interruptible per-unit margins were higher in fiscal 1998 but lower in fiscal 1997 because of changes in the cost of gas associated with those sales. A percentage of interruptible sales margin earned above a target level prescribed by the Connecticut Department of Public Utility Control ("DPUC") is refunded to firm ratepayers.

       Off-system sales permit the Company to make short-term gas sales and sales of transportation services by contract with customers nationwide. These sales contribute the smallest per-unit operating margin. The significance of the off-system sales program is that the Company acts as an independent marketer of natural gas and transportation, enabling the Company to generate operating margin from a source not restricted by the capacity of the Company's own distribution system or curtailment limitations driven by system demand. A significant portion of margin earned on off-system sales is refunded to firm ratepayers, as directed by the DPUC.

       Off-system sales were higher in fiscal 1998, reflecting the Company's marketing efforts, the signing of favorably priced off-system sales contracts prior to the start of the heating season, and the availability of natural gas in the warmer winter. Off-system sales were lower in fiscal 1997, as compared to 1996, because of the absence of production area sales that were made in prior years.

       Transportation services are sold under per-unit operating margins comparable to those earned on similar gas sales. Therefore the Company is financially indifferent as to whether it transports gas or sells gas and transportation together.


       Weather Stabilization Program


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

       In September 1998, CNG purchased an insurance program for the winter heating season (November through March). The program is designed to reduce the effects of abnormal winter weather on its earnings. This program will help to offset lost margins and thus provide CNG with additional earnings in the event of significantly abnormal warm winter weather in return for an insurance premium which increases in the event of significantly abnormal cold winter weather. CNG management expects that this program will reduce significant winter weather-related earnings fluctuations.


       Operating and Maintenance Expenses

       Consolidated operations and maintenance ("O&M") expenses are lower in fiscal 1998 as compared to fiscal 1997. A significant factor is the absence in fiscal 1998 of expenses related to TEN's HVAC operations. Those assets were sold in the first quarter of 1998 (See "Earnings from Diversified Operations", below.). The Company has also recorded many other variations in O&M expenses between all comparable periods which tend to offset each other. Lower costs have been incurred for labor, employee benefits, regulatory expenses, outside purchased services, workers' compensation insurance and corporate insurance reserves. Higher expenses have been recorded for pension related costs, bad debts and computer-related services.

       Medical insurance costs declined because of lower actual and projected claims realized as a result of the Company's aggressive management of claims. Pension costs reflect a reduction in payments because of fewer claims, offset by higher costs related to changes in actuarial assumptions in the plans. Employee benefits expenses reflect an increase in medical claims. Offsetting some of this increase are reduced costs resulting from changes in benefit programs.

       In July 1998, the Company determined that the size of its Greenwich, Connecticut regulated gas operations could be reduced while still maintaining the level and quality of service. Many of the activities previously handled in Greenwich have been integrated into the Hartford, Connecticut operations. In conjunction with this decision, eleven positions have been eliminated from the Greenwich division. The net fiscal 1998 savings from this realignment is approximately $10. Future annual savings in payroll costs are estimated at approximately $292.

       Lower operating and maintenance expenses recorded in fiscal 1997 also


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

       represent the net effect of variations in many different costs. Lower costs were incurred for labor, reflecting the savings from early retirements and reduced overtime costs as a result of the warmer winter and fewer weather related expenses. A reduction in pension costs reflects the absence of the expenses related to the early retirement program offered in fiscal 1996 and reduced costs because of those retirements. Bad debt accruals are lower mainly because of the lower natural gas bills experienced as a result of the warmer winter heating season. Costs related to workers compensation insurance were lower because of lower actual and projected claims (used to set the Company's premiums) as a result of the Company's aggressive monitoring of claims. Lower costs were also recorded for outside purchased services. Higher margins generated by service contract work also helped to offset increases in other expense categories.

       Year to year increases in depreciation result from annual additions to depreciable plant and reflect the Company's continued growth.


       Income Taxes

       Lower taxable income and the benefits of reductions to the Company's income tax reserves are the principal reasons for lower income taxes in fiscal 1998. Other contributing factors include a lower State of Connecticut corporate income tax rate and the Connecticut Fixed Capital Asset Tax Credit.

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


       Other Income/(Deductions)

       Changes in the Company's equity in partnership earnings are discussed in "Earnings from Diversified Businesses."

       Other income adds to earnings while other deductions reduce earnings.
       The other income/(deductions) amount reported for fiscal 1998 includes


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

       $1,012 of after-tax costs incurred by TEN related to the wind down of certain operations, as described below in the section "Earnings from Diversified Businesses." Absent the impact of these costs, other income would have been higher in fiscal 1998. This results from the net effect of lower income from investments of available cash being more than offset by the benefits of lower promotional and advertising expenses, lower life insurance premiums and the absence of fiscal 1997 costs associated with the termination of the Company's regulated propane service program.

       Other deductions were recorded in fiscal 1997 because of lower interest income from overnight cash investments, higher promotional and advertising expenses and higher premiums related to insurance. These additional costs and reduced income were somewhat offset by the absence of the 1996 costs associated with converting the Company's regulated propane service program to natural gas.

       Nonrecurring income of $892 in fiscal 1996 relates to TEN's sale of land and a building in August 1996. The net after tax gain was $515, equivalent to $.05 per share.


       Interest and Debt Expense

       Higher interest and debt expense has been recorded in fiscal 1998 primarily because of the additional long-term debt issued during the first quarter in conjunction with the stock repurchase program.
       Interest related to long-term debt declined in fiscal 1997 as the amount of principal outstanding was reduced by scheduled sinking fund payments and early repurchases of issues that were near maturity.

       Other interest relates primarily to interest on short-term borrowings and interest associated with pipeline refunds and deferred gas costs. Short-term interest fluctuates as a result of changes in interest rates, short-term cash requirements and conversions to long-term debt.

       In addition to seasonal working capital requirements, short-term borrowings in fiscal 1998 were used to temporarily finance a portion of the stock repurchase and the acquisition of a cogeneration facility (See "Investing Activities", below).

       Short-term borrowings were needed in both 1997 and 1996 to supplement the seasonal changes in available cash from operations.  In fiscal 1997,


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

       because of the warmer winter, the Company did not need to borrow as much cash on a short-term basis to support working capital requirements. The Company also recorded lower interest related to natural gas pipeline refunds and deferred gas costs. Short-term borrowings in fiscal 1997 and 1996 for the diversified businesses were minimal as they were able to meet their working capital needs from cash generated by day to day operations.


       Earnings from Diversified Businesses

       The Company's diversified businesses are all unregulated and include TEN and TEN's wholly-owned subsidiaries: The Hartford Steam Company ("HSC"), ENI Gas Services, TEN Gas Services, ENServe Corporation ("ENServe"), and TEN Transmission Company ("TEN Transmission"). TEN and HSC provide DHC services to many buildings and complexes in the south-end and downtown neighborhoods of Hartford, Connecticut. TEN also holds a fifty percent interest in the Downtown Cogeneration Associates partnership which owns and operates a 4.2-Megawatt cogeneration facility in downtown Hartford, Connecticut. ENI Gas Services and TEN Gas Services together own 100% of KBC Energy Services ("KBC"), a small gas marketer which is in the process of winding down its operations. TEN Transmission owns the Company's share of its investment in the Iroquois pipeline. Although TEN Transmission is not regulated, Iroquois is regulated by the Federal Energy Regulatory Commission ("FERC"). Refer to Note 1 to the Financial Statements for additional information regarding these investments.

       Earnings contributed by the Company's diversified, unregulated businesses were $.08 per share in fiscal 1998, compared to earnings per share of $.25, and $.30 in 1997 and 1996. Each fiscal year has been impacted by special items, each of which is discussed in detail below. When the effects of these items are set aside, earnings from ongoing diversified operations are $.34 per share for fiscal 1998, $.32 for fiscal 1997 and $.25 for fiscal 1996.

       The fiscal 1998 benefit to earnings per share resulting from the lower weighted average shares outstanding is approximately $.01 for the twelve months ended September 30, 1998. This is offset by the cost of the added debt issued to finance the repurchase, equivalent to $(.19) per share, for a net earnings impact from the stock repurchase of $(.18).

       Fiscal 1998 earnings from ongoing operations for TEN include the benefit


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

       of lower energy and production costs for district heating and cooling, which have been realized as a result of lower energy prices, and higher chilled water sales for cooling because of the warmer summer weather. These benefits were partially offset by the effects of lower steam and hot water sales during the warmer winter.

       Earnings from the diversified businesses in fiscal 1998 also reflect the measures that have been taken in the last few years to position this area of the Company for future growth and development. Several significant factors impacting TEN's earnings have occurred in fiscal 1998. In the first quarter, the assets of TEN's wholly-owned HVAC subsidiary, ENServe, were sold. The subsequent winding down of this operation is complete. TEN's fiscal 1998 earnings have benefited $.07 per share from the absence of losses that had been recorded by ENServe in fiscal 1997. During the second quarter of fiscal 1998, TEN assumed the full ownership of KBC and began the wind down of its operations.
       The Company's share of KBC's operating losses for fiscal 1998 was approximately $(.11). Management does not anticipate any significant future impact to earnings related to the closing of these businesses.
       In fiscal 1996, the property management business sold its land and building, realizing a gain of $.05 per share, and ceased operations.

       The wind down of KBC and the sale of the assets of ENServe will enable the Company to focus its investments on operating assets in capital intensive businesses in keeping with its strategic plan. As a part of this plan, in June 1998 the diversified operations purchased a cogeneration facility which supplies a major local hospital with steam and electricity and sells electricity to the local electric utility. (See "Investing Activities," below.)

       The reduction in TEN's earnings in fiscal 1997, as compared to 1996, is primarily the result of losses incurred by ENServe. Earnings from ongoing operations partially offset these losses. During fiscal 1997, the DHC business implemented cost-containment measures and upgraded and/or modified the equipment which produces steam for heating, reducing the cost of company-produced steam from 1996 levels. Lower interest expense was incurred throughout fiscal 1997 because ongoing cash from operations eliminated the need for short-term borrowings for working capital. DHC earnings in fiscal 1997 were also impacted by changes in weather: Warmer winter weather and cooler summer weather resulted in lower sales volumes for both heating and cooling.

       TEN continues to record higher earnings from its equity interest in two


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

       partnerships. The majority of these earnings are from Iroquois. In August 1998 Iroquois' rates allowed by the FERC were reduced. Thus the Company anticipates that these earnings may be somewhat lower in fiscal 1999.

       New legislation, restructuring the electric utility industry, passed in Connecticut in April, 1998, is expected to result in reduced costs for electricity for TEN in the future. Purchased power agreements currently in effect between TEN and the local electric utility will not be affected by this legislation.


       Year 2000 Compliance

       CTG's State of Readiness

       CTG has been preparing for Year 2000 ("Y2k") issues for a number of years. In 1989, CTG started the implementation of a Long-Range Information Systems Plan that addressed the replacement or redevelopment of all key CTG applications. All systems replaced or redeveloped since 1989 have been required to be Y2k compliant. In January 1998, a task force was organized to address all Y2k issues throughout CTG operations. The task force, headed up by a Y2k compliance officer, is comprised of individuals from every business unit within CTG and charged with assembling an inventory of date-impacted systems, identifying critical vendors and customers for compliance, prioritizing non-compliant systems, identifying critical dates for compliance, developing test plans for all high priority systems, developing remediation plans for noncompliant vendors or systems, and certifying that all systems and critical vendors are compliant. A subcommittee was also formed to communicate with the Board of Directors, customers, stockholders, the DPUC, vendors and employees of CTG regarding the status of CTG's activities. All of the above-noted activities of the task force, with the exception of the certification phase, are scheduled for completion during December 1998. The certification of systems and critical vendors will be completed during the first six months of 1999.

       During December 1998 and the first half of 1999, all internal application programs and embedded technology will be tested. Test plans have been developed for each system. The purpose of these tests will be to verify that the date-sensitive features of these systems will perform properly in the year 2000. CTG has four systems that are not compliant at this time: Payroll/HR, Computer Aided Gas Dispatch, and TEN's


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

       financial system. Through the normal replacement schedule, these systems will be brought into compliance by mid 1999.

       In April 1998, a letter and survey were sent to CTG's vendors requesting a status of their Y2k efforts. In September 1998, a second letter and survey were sent to vendors who did not respond. For all critical vendors who are not Y2k compliant by the critical dates identified, CTG will make arrangements for alternate suppliers and service providers. This process will take place throughout the remaining months of 1998 and the first six months of 1999. Parts and materials purchased from non-compliant vendors which are critical to CTG's operations, will be acquired in adequate quantities and inventoried prior to the end of 1999.

       Although not all vendors have returned surveys, no third parties with whom CTG has significant business relationships have disclosed problems which would indicate the potential for business interruptions.


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

       Costs to Address CTG's Year 2000 Issues

       CTG has not incurred significant incremental costs, nor does it expect to incur significant outside consulting costs relating to the Y2k issue. In accordance with the aforementioned Long-Range Systems Plan, CTG has been replacing or redeveloping its major computer applications during the past decade and the timetable called for by this plan was not accelerated as a result of the advent of the Y2k issue.


       Risks of CTG's Year 2000 Issues

       Although the Company has not received responses from all of its vendors, CTG has not identified any known Y2k-related event, trend, demand, commitment, or uncertainty which would likely have a material effect on CTG's business, results of operations, liquidity, capital resources or financial condition. CTG has canvassed its critical vendors and no such vendor has indicated it will not be Y2k compliant. CTG has assigned critical dates throughout 1999 for these vendors to show compliance. If a vendor does not show compliance by a specific date, CTG will either find a replacement vendor or develop a work-around for such noncompliance.

       CTG's Contingency Plans

       CTG's contingency plan includes selecting alternate vendors that are Y2k compliant, using back-up systems which do not rely on computers, and obtaining critical parts and materials. Critical dates for compliance have been established for systems and vendors utilized throughout CTG. These critical dates have been established in order to allow sufficient time for CTG to either remediate any date-sensitive features in existing computer software and applications critical to CTG's business or to acquire services and products from alternate providers who are Y2k compliant.



       LIQUIDITY AND CAPITAL RESOURCES
       -------------------------------

       Natural gas sales in New England are seasonal, and the Company's cash flows vary accordingly because regulated natural gas operations are the principal segment of the Company's business. The Company manages its


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

       changes in cash requirements, primarily to fund gas purchases, construction expenditures and customer accounts receivable, by using cash flows generated from operations supplemented by short-term financing from lines of credit.

       The diversified operations' cash resources and requirements are also seasonal. Cash requirements have generally been satisfied with cash flows from operations together with short-term financing from lines of credit.

       Long-term debt issued in fiscal 1998 was used to finance a stock repurchase and to refinance existing long-term and short-term debt.


       Cash Flows from Operating Activities

       The levels of construction expenditures, dividends, the cost of gas and volumes of gas sold are the principal factors which influence cash flows from operations from year to year. The price of natural gas impacts the amount of purchased gas costs subject to refund or recovery through the Purchased Gas Adjustment provisions ("PGA") of the Company's tariffs. The volumes of gas sold magnify the impact of changing prices.

       In fiscal 1998, the Company relied on cash from operations and its available lines of credit to satisfy cash requirements for working capital, dividends, asset acquisitions and construction expenditures. Cash from operations is lower from year to year, following the trend of warmer winter weather and the resulting reduction in operating margin.

       During fiscal 1997, a combination of the cash on hand at year-end 1996, short-term borrowings and cash received from ongoing operations paid for the expenses related to ongoing operations and for construction, dividends and principal payments that were due on long-term debt.


       Investing Activities

       Construction expenditures in 1998, 1997 and 1996 were $26,060, $24,593 and $24,281 respectively.  Capital spending for the fiscal year ending
       September 30, 1999 is estimated to be $26,100 for the regulated operations.  The diversified businesses are projecting to expend $14,000 in fiscal 1999 primarily to fund the expansion of the DHC system.  CTG's construction program is subject to continuous review and modification,


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

       and actual expenditures may vary from these estimates. The Company plans to fund capital expenditures and other commitments through a combination of sources.

       Ten continues to investigate other DHC systems and other investment opportunities which are alligned with its overall capital asset investment strategy. Additional borrowings and/or funds may be required to realize such transations. The Company has been working with its banks and other sources in order to be prepared if such an opportunity arises.

       In June 1998, TEN acquired the assets of a 16-Megawatt capacity cogeneration facility which supplies Hartford Hospital with steam and electricity. The purchase price of approximately $16,969 was financed through existing lines of credit. The assets acquired in the transaction include $1,588 of current assets, $1,744 of plant and equipment and a note receivable of $13,637 of which $4,889 is current and classified in accounts and notes receivable in the consolidated balance sheet. The note receivable relates to an existing termination agreement with the local electric utility which is now assigned to HSC. Pursuant to this agreement, the utility will make payments to HSC through December 2000.

       HSC will now supply the hospital with steam and electricity over a twenty-year contract period. The facility is currently off-line for repowering as a 7.5-Megawatt facility and is scheduled to be back on line by January 1999 under HSC's management. Thus, revenues are expected to be realized from this facility beginning in the second quarter of fiscal 1999. This investment is directly linked with the diversified operations' growth strategy of focusing on the ownership and operation of energy facility assets.

       In May 1997, the Company invested $100 for a 2.15% interest in the AGA Gas Finance Company ("GasFinCo"). In July 1998, GasFinCo ceased operations and the Company wrote off its investment.

       In June 1997, the Company and Koch Gas Services Company acquired the partnership interest of Bay State Energy Enterprises in KBC. As a result of this transaction the Company's interest in KBC had increased from one third to one half. During the second quarter of fiscal 1998, two of TEN's subsidiaries together assumed the full ownership and control of KBC and began the sale of its assets and the wind down of its operations.


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------


       Cash flows from investing activities in fiscal 1996 include the proceeds from the diversified businesses' sale of a building and land and the receipt of the balance of the settlement amount due from the termination of a steam supply contract.


       Adriaen's Landing

       The Company has been approached by local businesses and government agencies regarding the development of a stadium and convention center along with hotel, retail, recreational and housing facilities. The development, known as Adriaen's Landing, would be built in the area of the Company's headquarters, operating center and steam/chilled water production facilities. The Company, in order to accommodate the development as it is currently planned, would be required to relocate its facilities. Discussions are now underway with the participants in order to accomplish this at no cost to the Company or its customers. The area of development, which includes Company property, may contain hazardous materials that the project participants will be required to address. This project is in line with the Company's vision and direction for growth.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

       Financing Activities

       The Company uses short-term debt to finance working capital requirements. Capital expenditures are also temporarily funded with short-term debt. The Company raises short-term funds through the use of available bank lines of credit and revolving credit agreements (See Note 9 to the Financial Statements). Long-term debt and equity issues are used to reduce outstanding short-term debt and to permanently finance completed construction. In October 1998 the Company refinanced $30,800 of short-term borrowings with long-term debt (see "Subsequent Events", below).

       The Company's 9.16%, Series AA First Mortgage Bonds are subject to redemption by sinking fund scheduled at $2,500 per year. The Company exercised its option to increase the principal payment amount due on October 1, 1998, by an additional $2,500, for a total of $5,000. This increased the Company's current portion of long-term debt by $2,500 at September 30, 1998.

       In August 1998, the Company refinanced its outstanding $10,600 1986 and 1988 series of tax exempt, seven-day put, Industrial Revenue Variable Rate Demand Bonds ("IRBs") issued by the Connecticut Development Authority. The 1998 series of IRBs mature in 2025 and have no sinking fund requirements. The original IRBs financed TEN's Capitol Area district heating and cooling facilities in Hartford, Connecticut. At the same time, the Company replaced the letter of credit which supports these IRBs. The IRBs have been assigned the rating of A+/A-1 by Standard & Poor's.

       In October 1997, TEN issued Senior Secured Notes for $45,000, due in 2009, at 6.99%. The principal will be retired through semi-annual payments of $2,500 beginning in 2001. The proceeds were used to repurchase approximately 2.0 million shares of CTG common stock.

       In October 1997, the Company issued a total of $19,000 of Medium Term Notes ("MTNs") due 2007. These MTNs are unsecured and have no call provisions or sinking fund requirements. The proceeds were used to refinance existing short-term debt. The face values and interest rates of these MTNs are:

                            Face Value              Interest Rate
                            ----------              -------------
                                $ 1,000                  6.62%


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

                                $ 1,000                  6.65%
                                $17,000                  6.69%

       The MTNs are rated at A3 by Moody's and A- by Standard and Poor's.

       In March 1998, the Company renewed its $20,000 revolving credit agreement to 2001 with two subsequent one-year renewal options.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

       In February 1998, the Company replaced its expiring $9,000 bank line of credit with a seasonally adjusted $10,000 to $15,000 line of credit through February of 1999.

       In October 1997, TEN entered into a 364-day secured revolving credit agreement for $10,000 with a bank. This agreement matured on September 29, 1998 and was extended for sixty days at that time. The Company expects to renew this agreement for one year beginning December 1998.

       In October 1997, TEN entered into a three-year revolving credit agreement for $10,000 with a bank. The maximum borrowing amount is reduced by $500 on each fiscal quarter, beginning January 1, 1998.

       In August 1997, the Company repurchased $10,000 of existing 8.8% long-term mortgage debt, due in 2001, with available working capital.


       Common Stock and Dividend Matters

       On October 30, 1997, through a tender offer made by TEN, the Company repurchased approximately 2.0 million shares of CTG common stock for approximately $53,000. TEN financed the purchase with a combination of revolving bank debt and the issuance of Senior Secured Notes. The shares repurchased by TEN were transferred by the depositary directly to CTG. In connection with the repurchase, effective with the first quarter of fiscal 1998, CTG reduced its quarterly dividend on common stock from $0.38 ($1.52 annually) to $0.25 ($1.00 annually) per share. The lower shares outstanding help to increase overall earnings per share. In the long-term, the lower dividend will enable CTG to retain more of its earnings to fund the future growth of the Company.

       During fiscal 1997, 29,145 original issue shares of the Company's no par common stock were issued through various Company-sponsored plans.

       Under the most restrictive terms of the indenture securing the Company's First Mortgage Bonds, retained earnings of $25,174 are available for CNG to pay dividends at September 30, 1998. CTG's ability to pay dividends is not restricted by these terms. Dividends paid on common and preferred stock in fiscal 1998 were $8,657. The preferred stock on the balance sheet is issued by CNG. CNG is prohibited from, among other things, paying dividends on common stock and purchasing, redeeming or retiring common stock, if dividends on preferred stock are in arrears.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------


       Forward Equity Purchase Agreement

       In a Forward Equity Purchase Agreement dated October 1, 1997, and amended October 14, 1998, CTG has committed to fund from $7,500 to $16,100 per year into TEN from 1998 through 2009 for an aggregate additional cash infusion into TEN of $122,600. In exchange, TEN caused all shares of CTG common stock purchased through the October 1997 tender offer to be transferred directly to CTG by the depositary. As a provision of this agreement, CTG is restricted from declaring or paying any dividends or distributions to its holders of common stock if any amounts due and payable under this agreement are in arrears.


       Deferred Income Taxes

       In fiscal 1998, the Company performed a detailed study of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") concerning deferred income tax liabilities. As a result of the study, the Company identified that cost of removal costs were not being normalized in its deferred tax calculation. Effective March 31, 1998, the Company normalized cost of removal costs in its calculation of deferred taxes. The normalization of the cost of removal costs for deferred tax requirements reduced the amounts of unrecovered future taxes from rate payers and unfunded deferred income taxes on the balance sheet. These amounts are reflected on the September 30, 1998 balance sheet and have been reclassified for prior periods to conform with the current period presentation.

       The treatment of cost of removal costs as a normalized item is in accordance with SFAS No. 109. Although current rates and tax expenses have been set utilizing flow-through treatment for these costs, the Company anticipates that, in future rate proceedings, the application of this method will reduce future income tax expense and corresponding rate payer revenue requirements.


       Other Tax Matters

       The Company is subject to audit by State of Connecticut and Federal authorities as it relates to income, sales, use and property tax returns filed.  In addition, the Company has several ongoing issues related to the taxability of off-system gas sales by state taxing authorities.  In


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

       the opinion of management, the ultimate resolution of these issues will not have a material impact on the Company's results of operations.


       Competitive Environment

       In recent years, the natural gas industry has undergone structural changes in response to Federal regulatory policy intended to increase competition. In 1992, the FERC issued Order 636, which required all interstate gas pipelines to provide "unbundled," or separate, gas transportation and storage services and to discontinue their bundled merchant sales operations, which included the gas acquisition function. The impact of the FERC Order 636 and the resulting deregulation of the gas industry has continued to heighten competition and has changed the nature of the Company's business.

       The Company has historically distributed and sold natural gas to customers within its franchise area without substantial competition from other providers of natural gas. At the local level, as a result of FERC Order 636 and Connecticut deregulation, the Company faces increasing competitive pressures as providers of gas seek to make sales to the Company's commercial and industrial customers. Similarly, the Company has offered firm transportation rate tariffs to nonresidential customers, since April of 1996. The Company's transportation tariffs are designed to recover a margin on each transaction that is comparable to the margin that the Company would have received if it were making a system sale of natural gas.

       The Company also competes with suppliers of oil, electricity and propane for cooking, heating, air conditioning and other purposes. Competition is greatest for the Company's large commercial and industrial customers who have the capability of using alternative fuels. The volatile effect of this price-sensitive load is somewhat overcome through the use of flexible rate schedules which allow gas pricing to meet alternative-fuel competition.

       The diversified businesses own and operate district heating and cooling systems, collectively referred to as DHC, which distribute and sell steam, hot and chilled water to office complexes and other large buildings in the city of Hartford. The risk of competition to the DHC business from alternate energy types is diminished after a customer has made its commitment to DHC, because of the cost of the equipment necessary to utilize an alternative energy source. New legislation,


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

       restructuring the electric utility industry, passed in Connecticut in April, 1998, and may result in an increase DHC's competition for customers if this alternative energy source becomes more affordable.


       Effects of Regulation

       The Company's natural gas distribution business is subject to cost-of-service regulation by the DPUC. Based on current regulation and recent DPUC decisions, the Company believes that its use of regulatory accounting is appropriate and in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS No. 71") (See Note 1 to the Financial Statements).


       Regulatory Proceedings

       In a second phase of a regulatory review of natural gas deregulation which began in 1996, the DPUC is addressing the potential deregulation of the residential natural gas sales market in Connecticut and the future role of Connecticut's local gas distribution companies in natural gas commodity sales. Concurrently, the Connecticut State Legislature has undertaken a task force investigation related to residential deregulation. Although the Company cannot predict the outcome of these proceedings, the Company anticipates that the timing of any DPUC


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

       decision will be related to the timing of the completion and announcement of the results of the Connecticut State Legislature's activities.

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


       Environmental Matters

       In the ordinary course of business, the Company may incur costs to clean up environmental contaminants related to natural gas activity. In those instances the Company expects that the remediation costs will be recoverable in rates. In August 1998, the Company received a notice of violation from the Connecticut Department of Environmental Protection ("DEP") regarding a number of areas on noncompliance. The Company submitted the required compliance report in September 1998. The DEP has advised the Company that a Consent Order and a penalty or supplemental environmental project ("SEP") will be required to address the areas of noncompliance, but the DEP has not given the Company any indication of the amount of any penalty and/or SEP that may be required. The Company is working with the DEP to resolve this issue. In the opinion of management, any existing environmental issues will not be significant to the future financial condition or results of operations of the Company.


       Legal Proceedings

       In November 1995, certain Connecticut plumbers and HVAC contractors filed a class action suit against the CNG and the State's two other
       LDCs, claiming that the LDCs engaged in unfair trade practices relating to customer service work.  The plumbers and contractors are currently asserting claims for profits which they allege were lost during prior years.  In January 1998, the court granted CNG's motion to strike all but one count of the complaint:  the antitrust conspiracy claim.  The plumbers and contractors subsequently filed two additional lawsuits against CNG and the other LDCs alleging violations arising from the same


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

       business activities as in the first lawsuit. All of the cases were assigned to the State's complex litigation docket. There has not been any settlement demand or any formal statement of alleged damages. As a result, management cannot estimate the Company's potential exposure related to these claims. The Company is vigorously defending this matter.

       In July 1997, the Company filed suit in State court against another Connecticut LDC seeking to enjoin that company from serving retail customers in a town in which the Company currently serves customers. In its decision issued in October 1998, the court upheld the Company's franchise rights in the disputed area.

       The Company is not a party to any other litigation other than ordinary routine litigation incident to the operations of the Company or its subsidiaries. In the opinion of management, the resolution of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.



       SUBSEQUENT EVENTS


       Long-term Debt

       In October 1998, TEN issued $15,000 of Senior Secured Notes, due in 2010, at 6.9%. The full amount of the principal is due at maturity.
       The proceeds were used to repay short-term debt that was used to finance the purchase and repowering of the Hartford Hospital cogeneration facility (See "Investing Activities", above). The September 30, 1998, financial statements reflect the classification of the debt that was retired as a result of this refinancing as long-term debt.

       In October 1998, the Company issued a total of $20,000 of MTNs at 6.04%, due 2008. These MTNs are unsecured and have no call provisions or sinking fund requirements. The proceeds were used primarily to refinance $15,800 of short-term debt that was outstanding at fiscal year-end 1998. The long-term debt amounts shown on the balance sheet and statement of capitalization at September 30, 1998, include $15,800 of these MTNs.


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

       The Energy Network Alliance

       In October 1998, TEN entered into a marketing alliance with Pratt & Whitney Canada, Inc., Carrier Corporation and Oxford Technologies, Inc. to provide energy for heating, cooling and electricity to large commercial, industrial and institutional facilities by combining cogeneration and district energy. As its role in this alliance, TEN will own and operate the individual customers' on-site district energy plants which will be equipped with state-of-the-art energy systems provided by the other members of the alliance. TEN's participation in this alliance is in keeping with TEN's strategic plan to focus its investments in fixed assets in capital intensive businesses.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

       NEW ACCOUNTING STANDARDS

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Adoption of SFAS No. 130 disclosure is required in fiscal 1999 and will have no impact on the Company's financial condition or results of operations.

       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") This statement requires that public business enterprises report certain additional information about operating segments. Adoption of SFAS No. 131 is required in fiscal 1999. The adoption of SFAS No. 131 will have no impact on the Company's financial condition or results of operations.

       In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132").
       This statement standardizes employers' disclosures requirements about pension and other postretirement benefit plans. Adoption of SFAS No. 132 is required in fiscal 1999. The adoption of SFAS No. 132 will have no impact on the Company's financial condition or results of operations.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Adoption of SFAS No. 133 is required beginning with the first quarter of fiscal 2000. The Company is aware of certain provisions which may impact the natural gas industry but has not yet reviewed these provisions in detail against its existing accounting practices and disclosures. At this time the Company cannot predict what impact, if any, the adoption of SFAS No. 133 will have on its financial condition or results of operations.



       INFLATION AND CHANGING PRICES

       Inflation impacts the prices the Company must pay for operating and maintenance expenses and construction costs.  The Company's rate schedules for natural gas and DHC sales include provisions that permit changes in gas costs and service costs, respectively, to be passed on to


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (continued)
       ----------------------------------------------------

       customers. The Company attempts to minimize the effects of inflation on other costs through cost control, productivity improvements and regulatory actions where appropriate.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
       RESULTS OF OPERATIONS, SEPTEMBER 30, 1998 (concluded)
       ----------------------------------------------------

       FORWARD LOOKING INFORMATION

       This report and other Company reports, including filings with the Securities and Exchange Commission, press releases and oral statements, contain forward looking statements. Such statements include but are not limited to disclosures about Year 2000 Compliance, Adriaen's Landing, the Weather Stabilization Program, changes in operating and maintenance expenses, impacts to earnings from the wind down of certain diversified operations, earnings from equity interests in partnerships, the restructuring of the electric industry, future construction expenditures, diversified operations growth strategy, anticipated earnings from a newly acquired cogeneration facility, a Forward Equity Purchase Agreement, state and Federal tax audits, the Company's competitive environment, regulatory proceedings regarding further state deregulation of the natural gas industry, environmental matters, legal proceedings, the Energy Network Alliance, and New Accounting Standards.

       Forward looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. The Company cautions that, while it believes such statements to be reasonable and makes them in good faith, they almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the regulatory environment, legislative and judicial developments which affect the Company or significant groups of its customers, economic conditions in the Company's service territory, fluctuations in energy-related commodity prices, customer conservation efforts, financial market conditions, interest rate fluctuations, customers' preferences, unforeseen competition, and other uncertainties, all of which are difficult to predict and beyond the control of the Company.

























                          This Page Intentionally Left Blank


       ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       ----------------------------------------------------

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
       ----------------------------------------


   To the Stockholders and The Board of Directors of CTG Resources, Inc.:


       We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of CTG Resources, Inc. (a Connecticut Corporation) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, common stock equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTG Resources, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

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




                                                    S/ Arthur Andersen LLP
                                                -------------------------------
                                                      (ARTHUR ANDERSEN LLP)

   Hartford, Connecticut
   October 27, 1998

                                This Page Intentionally Left Blank

                                      Consolidated Balance Sheets
                                      September 30, 1998 and 1997
                                        (Thousands of Dollars)




                          Assets                             1998          1997
                                                             ----          ----
   Plant and Equipment:
      Plant in service                                    $ 510,542     $ 484,250
      Construction work in progress                           3,647         7,703
                                                          ---------     ---------
                                                            514,189       491,953
      Less-Allowance for depreciation                       176,173       160,313
                                                          ---------     ---------
                                                            338,016       331,640
                                                          ---------     ---------
   Investments, at equity                                    11,821        11,530
                                                          ---------     ---------
   Current Assets:
      Cash and cash equivalents                               1,264         4,458
      Accounts and notes receivable (less
        allowance for doubtful accounts of
        $3,283 in 1998 and $3,439 in 1997)                   31,513        25,287
      Accrued utility revenue                                 3,789         4,624
      Inventories                                            17,852        17,584
      Prepaid expenses                                       11,707         8,903
                                                          ---------     ---------
           Total Current Assets                              66,125        60,856
                                                          ---------     ---------
   Other Assets:
      Unrecovered future taxes                               10,734        17,263
      Other assets                                           32,485        23,084
                                                          ---------     ---------
           Total Other Assets                                43,219        40,347
                                                          ---------     ---------
                                                          $ 459,181     $ 444,373
                                                          =========     =========



 The accompanying notes are an integral part of these consolidated financial statements.

                                Consolidated Balance Sheets (Concluded)
                                      September 30, 1998 and 1997
                                        (Thousands of Dollars)




              Capitalization and Liabilities                 1998          1997
                                                             ----          ----
   Capitalization (see accompanying statements):
      Common stock equity                                 $ 123,397     $ 169,299
      Preferred stock, not subject to
         mandatory redemption                                   879           884
      Long-term debt                                        215,852       126,787
                                                          ---------     ---------
                                                            340,128       296,970
                                                          ---------     ---------
   Current Liabilities:
      Current portion of long-term debt                       5,733         1,487
      Notes payable                                           2,000        27,500
      Accounts payable and accrued expenses                  30,813        36,968
      Refundable purchased gas costs                          1,640         4,714
      Accrued taxes                                             707           484
      Accrued interest                                        4,317         4,047
                                                          ---------     ---------
           Total Current Liabilities                         45,210        75,200
                                                          ---------     ---------
   Deferred Credits:
      Deferred income taxes                                  50,175        44,302
      Unfunded deferred income taxes                         10,734        17,263
      Investment tax credits                                  2,761         2,982
      Refundable taxes                                        4,252         3,491
      Other                                                   5,921         4,165
                                                          ---------     ---------
           Total Deferred Credits                            73,843        72,203
                                                          ---------     ---------
   Commitments and Contingencies
                                                          ---------     ---------
                                                          $ 459,181     $ 444,373
                                                          =========     =========


   The accompanying notes are an integral part of these consolidated financial statements.

                                   Consolidated Statements of Income
                         For the Years Ended September 30, 1998, 1997 and 1996
                           (Thousands of Dollars Except for Per Share Data)

                                                      1998          1997          1996
                                                      ----          ----          ----

   Operating Revenues                              $ 282,748     $ 305,295     $ 315,103
   Less:  Cost of energy                             150,685       166,785       175,175
          State gross revenues tax                     9,660        11,107        11,710
                                                   ---------     ---------     ---------
   Operating Margin                                  122,403       127,403       128,218
                                                   ---------     ---------     ---------
   Operating Expenses:
      Operations                                      45,623        48,241        49,640
      Maintenance                                      8,361         8,682         8,615
      Depreciation and amortization                   19,305        18,184        17,765
      Income taxes                                    12,210        16,959        14,364
      Local property taxes                             5,216         5,323         5,277
      Other taxes                                      2,233         2,400         2,313
                                                   ---------     ---------     ---------
                                                      92,948        99,789        97,974
                                                   ---------     ---------     ---------
   Operating Income                                   29,455        27,614        30,244
                                                   ---------     ---------     ---------
   Other Income/(Deductions),
      net of income taxes:
      Allowance for equity funds used
        during construction                               61           125           144
      Equity in partnership earnings                   3,271         2,910         2,037
      Other income/(deductions)                         (811)          (68)          508
      Nonrecurring items                                   -             -           892
      Income taxes                                      (856)         (665)       (1,115)
                                                   ---------     ---------     ---------
                                                       1,665         2,302         2,466
                                                   ---------     ---------     ---------
   Income Before Interest Charges                     31,120        29,916        32,710
                                                   ---------     ---------     ---------

   Interest and Debt Expense, net:
      Interest on long-term debt                      14,029        11,345        11,825
      Other interest                                   1,463         1,200         1,585
      Allowance for borrowed funds used
        during construction                              (41)          (84)          (96)
      Amortization of debt expense                       473           380           401
                                                   ---------     ---------     ---------
                                                      15,924        12,841        13,715
                                                   ---------     ---------     ---------
   Net Income                                         15,196        17,075        18,995

   Less-Dividends on Preferred Stock                      61            62            63
                                                   ---------     ---------     ---------
   Net Income Applicable to Common Stock           $  15,135     $  17,013     $  18,932
                                                   =========     =========     =========



    The accompanying notes are an integral part of these consolidated financial statements.

                             Consolidated Statements of Income (Concluded)
                         For the Years Ended September 30, 1998, 1997 and 1996
                           (Thousands of Dollars Except for Per Share Data)

                                                      1998          1997          1996
                                                      ----          ----          ----

   Net Income Applicable to Common Stock           $  15,135     $  17,013     $  18,932
                                                   =========     =========     =========

   Average Common Shares Outstanding
      During the Period:
      Basic                                        8,871,349    10,632,001    10,146,932
                                                  ==========    ==========    ==========
      Fully diluted                                8,922,965    10,683,759    10,175,544
                                                  ==========    ==========    ==========

   Income Per Average Share of
      Common Stock:
      Basic                                        $    1.71     $    1.60     $    1.87
                                                   =========     =========     =========
      Fully diluted                                $    1.70     $    1.59     $    1.86
                                                   =========     =========     =========

   Dividend Per Share of Common Stock              $    1.00     $    1.52     $    1.50
                                                   =========     =========     =========










 The accompanying notes are an integral part of these consolidated financial statements.

                                 Consolidated Statements of Cash Flows
                         For the Years Ended September 30, 1998, 1997 and 1996
                                        (Thousands of Dollars)

                                                       1998        1997       1996
                                                       ----        ----       ----

   Cash Flows from Operations:                       $ 27,091    $ 29,554   $ 37,114
                                                     --------    --------   --------

   Cash Flows from Investing Activities:
      Capital expenditures                            (22,435)    (24,593)   (24,281)
      Purchase of Cogeneration Assets                 (17,067)          -          -
      Cash distributions received from
        investments                                     2,442       1,761      2,061
      Other investing activities, net                     901          54     (1,338)
                                                     --------    --------   --------
      Net cash used in investing activities           (36,159)    (22,778)   (23,558)
                                                     --------    --------   --------
   Cash Flows from Financing Activities:
      Dividends paid                                   (8,657)    (16,177)   (15,491)
      Issuance (repurchase) of common stock           (53,277)        622     15,557
      Other stock activity, net                            (3)       (652)       (38)
      Issuance of long-term debt                       74,600           -          -
      Principal retired on long-term debt             (12,089)    (22,126)    (3,911)
      Short-term debt                                   5,300      27,500     (4,200)
                                                     --------    --------   --------
      Net cash provided (used) by
         financing activities                           5,874     (10,833)    (8,083)
                                                     --------    --------   --------
   Increase (Decrease) in Cash and
      Cash Equivalents                                 (3,194)     (4,057)     5,473
   Cash and Cash Equivalents at
      Beginning of Year                                 4,458       8,515      3,042
                                                     --------    --------   --------
   Cash and Cash Equivalents at
      End of Year                                    $  1,264    $  4,458   $  8,515
                                                     ========    ========   ========



   The accompanying notes are an integral part of these consolidated financial statements.

                           Consolidated Statements of Cash Flows (Concluded)
                         For the Years Ended September 30, 1998, 1997 and 1996
                                        (Thousands of Dollars)

                                                       1998        1997       1996
                                                       ----        ----       ----
   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Net Income                                     $ 15,196    $ 17,075   $ 18,995
                                                     --------    --------   --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                 20,628      18,098     17,909
         Provision for uncollectible
           accounts                                     5,044       3,855      4,600
         Deferred income taxes, net                     6,414       4,115      1,886
         Equity in partnership earnings                (3,271)     (2,910)    (2,037)

      Changes in assets and liabilities:
         Accounts receivable                           (5,410)     (3,873)    (1,640)
         Accrued utility revenue                          835        (444)       913
         Inventories                                     (268)     (1,616)    (1,457)
         Purchased gas costs                           (3,074)     (1,298)     3,712
         Prepaid expenses                              (2,804)      2,017     (4,825)
         Accounts payable and accrued expenses         (4,823)     (1,682)    (5,902)
         Other assets/liabilities                      (1,376)     (3,783)     4,960
                                                     --------    --------   --------
           Total adjustments                           11,895      12,479     18,119
                                                     --------    --------   --------
      Net cash provided by
         operations                                  $ 27,091    $ 29,554   $ 37,114
                                                     ========    ========   ========



   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Year for:
      Interest                                       $ 14,222    $ 13,058   $ 12,193
                                                     ========    ========   ========
      Income taxes                                   $  8,042     $ 8,261   $ 17,633
                                                     ========    ========   ========







   The accompanying notes are an integral part of these consolidated financial statements.

                               Consolidated Statements of Capitalization
                                      September 30, 1998 and 1997
                                        (Thousands of Dollars)
                                                                    1998         1997
                                                                    ----         ----
   Common Stock Equity:
      Common stock, no par, authorized 20,000,000
        shares, issued and outstanding 8,652,171
        shares in 1998 and 10,652,169 shares in 1997              $ 67,448     $120,409
      Retained earnings                                             56,447       49,924
                                                                  --------     --------
                                                                   123,895      170,333
                                                                  --------     --------
      Less:  Unearned compensation - restricted
               stock awards                                           (498)      (1,034)
                                                                  --------     --------
                                                                   123,397      169,299
                                                                  --------     --------

   Preferred Stock, Not Subject to Mandatory
      Redemption:
      $3.125 par value, 8%, noncallable, authorized
        909,898 shares in 1998 and 1997, issued and
        outstanding 134,426 shares in 1998 and 1997,
        entitled to preference on liquidation at
        $6.25 per share                                                420          420

      $100 par value, callable, authorized 9,999,557
        shares in 1998 and 9,999,602 shares in 1997
        6% Series B, issued and outstanding 4,593
          shares in 1998 and 4,638 shares in 1997                      459          464
                                                                  --------     --------
                                                                       879          884
                                                                  --------     --------
   Long-Term Debt:
      First Mortgage Bonds -
        9.16%, due 2004                                             18,000       18,000
      Industrial Revenue Demand Bonds -
        1986 and 1988 series,
          weighted average interest rate of
          3.492% in 1998 and 3.66% in 1997, due 2006                     -       11,400
        1998 series, weighted average interest rate
          of 3.36% in 1998, due 2025                                10,600            -
      First Mortgage Note -
        10.5%, due 2010                                                925          963
      Senior Secured Notes -
        6.99%, due 2009                                             45,000            -
        6.90%, due 2010                                             15,000            -
      Secured Notes -
        9.32%, due 1999                                                  -            6
        6.89%, due 2010                                             12,260       12,905
      Unsecured Medium Term Notes -
        7.61%, due 2002                                             10,000       10,000
        7.82%, due 2004                                             10,000       10,000
        6.62%, due 2007                                              1,000            -
        6.65%, due 2007                                              1,000            -
        6.69%, due 2007                                             17,000            -
        6.04%, due 2008                                             15,800            -
        8.05%, due 2012                                              5,000        5,000
        6.85%, due 2013                                             20,000       20,000
        8.12%, due 2014                                              5,000        5,000
        9.10%, due 2016                                             10,000       10,000
        8.96%, due 2017                                             20,000       20,000
        8.49%, due 2024                                              5,000        5,000
      Less - Current Maturities                                     (5,733)      (1,487)
                                                                  --------     --------
                                                                   215,852      126,787
                                                                  --------     --------
                                                                  $340,128     $296,970
                                                                  ========     ========

   The accompanying notes are an integral part of these consolidated financial statements.

                            Consolidated Statements of Common Stock Equity
                         For the Years Ended September 30, 1998, 1997 and 1996
                             (Thousands of Dollars Except for Share Data)


                                             Common Stock
                                       ------------------------   Unearned    Retained
                                          Shares       Amount   Compensation  Earnings
                                        ----------   ---------- ------------  ---------
   Balance at September 30, 1995         9,931,279   $ 104,960        $ (371)  $ 45,522
     Public offering                       700,000      15,557             -          -
     Net income after
      preferred dividends                        -           -             -     18,932
     Purchase of restricted
      stock awards                               -           -           (33)         -
     Amortization and
      adjustment of
      restricted shares                    (10,840)       (349)           92          -
     Dividends                                   -           -             -    (15,428)
                                        ----------    --------        ------   --------
   Balance at September 30, 1996        10,620,439     120,168          (312)    49,026
     Net income after
      preferred dividends                        -           -             -     17,013
     Purchase of restricted
      stock awards                          16,078         501        (1,131)         -
     Issues to dividend
      reinvestment and
      employee benefit plans                29,145         622             -          -
     Establish holding company                   -        (508)            -          -
     Amortization and
      adjustment of
      restricted shares                    (13,493)       (374)          409          -
     Dividends                                   -           -             -    (16,115)
                                        ----------    --------        ------   --------
   Balance at September 30, 1997        10,652,169     120,409        (1,034)    49,924
     Repurchase Common Stock            (1,999,998)    (52,891)            -          -
     Net income after
      preferred dividends                        -           -             -     15,135
     Issues to dividend
      reinvestment and
      employee benefit plans                     -          63             -          -
     Amortization and
      adjustment of
      restricted shares                          -        (133)          536        (16)
     Dividends                                   -           -             -     (8,596)
                                        ----------    --------        ------   --------
   Balance at September 30, 1998         8,652,171     $67,448        $ (498)  $ 56,447
                                        ==========    ========        ======   ========

   The accompanying notes are an integral part of these consolidated financial statements.

   NOTES TO FINANCIAL STATEMENTS
   (In thousands of dollars, except per share amounts)
   September 30, 1998


   1.  Summary of Significant Accounting Policies:

   Organization-

   CTG Resources, Inc. ("the Company" or "CTG") is a holding company and parent of the Connecticut Natural Gas Corporation ("CNG") and The Energy Network, Inc. ("TEN"). TEN holds and operates, through divisions or wholly-owned subsidiaries, CTG's unregulated, diversified businesses which also include the Company's equity investments in two partnerships, one of which is the Iroquois Gas Transmission System ("Iroquois").


   Nature of the business-

   CTG's principal business is the distribution, transportation and sale of natural gas through CNG. This business is subject to extensive regulation. CTG is also engaged in unregulated diversified businesses through TEN and its subsidiaries. These business activities are primarily focused on district heating and cooling ("DHC") and also include other energy-related products and services and new business development. The activities of Iroquois are regulated by the Federal Energy Regulatory Commission.


   Principles of consolidation-

   CTG owns all of the capital stock of its subsidiaries, CNG and TEN. The consolidated financial statements represent the accounts of the Company after the elimination of intercompany transactions. Certain prior year amounts have been reclassified to conform with current year presentations.


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


   Revenues-


   NOTES TO FINANCIAL STATEMENTS (Continued)
   (In thousands of dollars, except per share amounts)
   September 30, 1998



   Revenues are recorded based on deliveries to customers through the end of the accounting period. Regulated gas operations revenues are based on rates authorized by the Connecticut Department of Public Utility Control ("DPUC").

   The Company is required to provide natural gas service to residential customers within its defined service territory and is precluded by


   NOTES TO FINANCIAL STATEMENTS (Continued)
   (In thousands of dollars, except per share amounts)
   September 30, 1998


   Connecticut State law from discontinuing service to hardship residential customers during a winter moratorium period (November - April).

   In compliance with Connecticut law, the Company has an accounts receivable forgiveness program for qualified hardship natural gas customers. The total payments made by these customers and the energy assistance funds received on their behalf are matched by the Company. The DPUC allows the Company to defer this matched amount and to recover it from ratepayers in a future period. At September 30, 1998 and 1997, deferred balances of approximately $5,400 and $4,100, respectively, are included in other assets pending future amortization and recovery from ratepayers.


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

   Substantially all of the plant of the regulated operations is subject to


   NOTES TO FINANCIAL STATEMENTS (Continued)
   (In thousands of dollars, except per share amounts)
   September 30, 1998


   the lien of the Indenture of Mortgage and Deed of Trust securing its First Mortgage Bonds. The Capitol Area DHC properties owned by TEN are also subject to the liens associated with TEN's Industrial Revenue Variable Rate Demand Bonds and related letter of credit (See Notes 8 and 9).

   During the fourth quarter of fiscal 1996, TEN sold land and a building situated thereon. This resulted in a nonrecurring net gain of $515 or $.05 per share.


   Depreciation-

   CTG and its subsidiaries, except CNG's wholly-owned subsidiary, CNG Realty Corp. ("CNGR"), provide depreciation on a straight-line basis. The composite rate applied by the regulated operations was 4.1% in 1998, 1997 and 1996, as approved by the DPUC. The operating and administrative center, owned by CNGR, is being depreciated under a DPUC approved sinking fund method through 2010.

   The average depreciation rates for diversified businesses' depreciable plant were 3.6% in 1998 and 1997 and 3.8% in 1996.


   Cash and cash equivalents-

   Cash in excess of daily requirements is invested in short-term interest bearing securities with maturities of three months or less.


   Investments-

   The Company has investments of $11,821 at September 30, 1998. These include $10,937 for a 4.87% investment in Iroquois and $884 for a 50% investment in the Downtown Cogeneration Associates Limited Partnership ("DCA"). These investments are accounted for on the equity method of accounting.

   Iroquois owns and operates a natural gas pipeline which transports Canadian natural gas into New York State, Massachusetts and Connecticut. DCA owns and operates a 4.2-Megawatt cogeneration facility in Hartford, Connecticut.

   During the second quarter of fiscal 1998, TEN assumed control of KBC Energy
   Services ("KBC"), a New England natural gas marketer, and began the sale of


   NOTES TO FINANCIAL STATEMENTS (Continued)
   (In thousands of dollars, except per share amounts)
   September 30, 1998


   its assets and the wind down of its operations. At September 30, 1997 TEN had a 50% ownership interest in this partnership. The fiscal 1998 charge to earnings related to the wind down of KBC was $1,012, net of income taxes. Management does not anticipate any significant future activity related to KBC.


   Inventories-

   Gas inventories are stated at their weighted average cost. Other inventories are accounted for using the first-in, first-out or average cost method.


   Accounting for the effects of regulation-

   CNG's natural gas distribution business is subject to regulation by the DPUC. CNG prepares its financial statements in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). SFAS No. 71 requires a cost-based, rate-regulated enterprise such as CNG to reflect the impact of regulatory decisions in its financial statements. In certain circumstances, SFAS No. 71 requires that certain costs and/or obligations (such as incurred costs not currently recovered through rates, but expected to be so recovered in the future) be reflected in a deferred account in the balance sheet and not be reflected in the statement of income until matching revenues and/or expenses are recognized. CNG records regulatory assets and liabilities based on prior rate orders issued by the DPUC, which provide a mechanism for recovery in regulated rates, or on historical rate treatment, which provides evidence as to the probability of future rate recovery.

   In the application of SFAS No. 71, the Company follows accounting policies that reflect the impact of the rate treatment of certain events or transactions that are permitted to differ from generally accepted accounting principles. Specifically, the DPUC permits recovery of depreciation on the operating and administrative center, owned by CNGR, under a sinking fund method through 2010. The overall impact of annual depreciation expense under this method, versus straight line depreciation recovery, is not material to the overall financial statements.

   It is the Company's policy to continually assess the recoverability of costs recognized as regulatory assets and the Company's ability to continue to account for its regulated activities in accordance with SFAS No. 71,


   NOTES TO FINANCIAL STATEMENTS (Continued)
   (In thousands of dollars, except per share amounts)
   September 30, 1998


   based on each regulatory action and the criteria set forth in SFAS No. 71. Based on current regulation and recent DPUC decisions, the Company believes that its use of regulatory accounting is appropriate and in accordance with the provisions of SFAS No. 71.

   The Company's consolidated balance sheets at September 30, 1998 and 1997 contain the following amounts as a result of the application of SFAS No. 71:

               Assets/(Liabilities)                     1998           1997
               --------------------                     ----           ----
   Unrecovered Future Taxes                           $ 10,734       $ 17,263
   Hardship Arrearage Forgiveness                        5,388          4,138
   Other Postretirement Benefits                         2,974          2,973
   Deferred Income Taxes                                 1,797          3,141
   Other Deferred Charges                                1,280          1,626
   Recoverable Transition Costs                              -            839
   Pipeline Refunds, Surcharges and Interest              (535)        (5,265)
   Deferred Gas Costs                                   (1,496)        (4,694)
   Revenue Sharing Mechanisms                           (3,329)        (2,481)
   Refundable Taxes                                     (4,252)        (3,491)
                                                      --------       --------
                                                      $ 12,561       $ 14,049
                                                      ========       ========

   NOTES TO FINANCIAL STATEMENTS (Continued)
   (In thousands of dollars, except per share amounts)
   September 30, 1998


   New accounting standards-

   In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Adoption of SFAS No. 130 disclosure is required in fiscal 1999 and will have no impact on the Company's financial condition or results of operations.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement requires that public business enterprises report certain additional information about operating segments. Adoption of SFAS No. 131 is required in fiscal 1999. The adoption of SFAS No. 131 will have no impact on the Company's financial condition or results of operations.

   In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). This statement standardizes employers' disclosures requirements about pension and other postretirement benefit plans. Adoption of SFAS No. 132 is required in fiscal 1999. The adoption of SFAS No. 132 will have no impact on the Company's financial condition or results of operations.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Adoption of SFAS No. 133 is required beginning with the first quarter of fiscal 2000. The Company is aware of certain provisions which may impact the the natural gas industry but has not yet reviewed these provisions in detail against existing accounting practices and disclosures. At this time the Company cannot predict what impact, if any, the adoption of SFAS No. 133 will have on its financial condition or results of operations.


   2.  Regulatory Matters:

   In a second phase of a regulatory review of natural gas deregulation which began in 1996, the DPUC is addressing the potential deregulation of the residential natural gas sales market in Connecticut and the future role of
   Connecticut's local gas distribution companies in natural gas commodity sales.  Concurrently, the Connecticut State Legislature has undertaken a task force investigation related to residential deregulation.  Although the



   NOTES TO FINANCIAL STATEMENTS (Continued)
   (In thousands of dollars, except per share amounts)
   September 30, 1998


   Company cannot predict the outcome of these proceedings, the Company anticipates that the timing of any DPUC decision will be related to the timing of the completion and announcement of the results of the Connecticut State Legislature's activities.

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


   3.  Purchase of Cogeneration Facility:

   In June 1998, TEN acquired the assets of a 16-Megawatt capacity cogeneration facility which supplies Hartford Hospital with steam and electricity. The purchase price of approximately $17,000 was financed through existing lines of credit. The assets acquired in the transaction include $1,619 of current assets, $1,744 of plant and equipment and a note receivable of $13,637, of which $4,889 is current and classified in accounts and notes receivable in the consolidated balance sheet. The note receivable relates to an existing termination agreement with the local electric utility which is now assigned to The Hartford Steam Company ("HSC"), a wholly-owned subsidiary of TEN. Pursuant to this agreement, the utility will make payments to HSC through December 2000.

   HSC will now supply the hospital with steam and electricity over a twenty-year contract period. The facility is currently off-line for repowering as an 7.5-Megawatt facility and is scheduled to be back on line by January 1999 under HSC's management.


   4.  Pension and Employee Benefit Plans:

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

   (In thousands of dollars, except per share amounts)
   September 30, 1998


   The assumptions used in determining the pension obligations were:

                                                          1998        1997        1996
                                                          ----        ----        ----
    Weighted Average Discount Rate .........              7.50%       7.50%       8.25%
    Rate of Increase in Future Compensation Levels
        ..............................                    4.00%       4.00%       4.40%
    Expected Long-term Rate of Return on Assets
        ..............................                    9.00%       9.00%       8.75%

   (In thousands of dollars, except per share amounts)
   September 30, 1998


   The following table represents the Plans' funded status and amounts included in the balance sheets at September 30, 1998 and 1997:

                                                                   1998           1997
                                                                   ----           ----
    Actuarial present value of benefit obligations:

        Accumulated benefit obligation, including vested
            benefits of $84,328 in 1998 and of $76,545 in
            1997                                                 $ 87,222       $ 78,882
                                                                 ========       ========
        Projected benefit obligation for service rendered
            to date                                              $101,853       $ 93,472

    Assets at fair value, primarily publicly traded stocks
        and bonds                                                 123,611        113,331
                                                                 --------       --------
    Value of assets over the projected benefit obligation
                                                                   21,758         19,859
    Unrecognized net gain from past experience different
        from that assumed                                         (19,997)       (18,294)
    Prior service cost not yet recognized in net periodic
        pension cost                                                  303            874
    Unrecognized net asset at January 1, 1986 being
        recognized over 15 years                                     (776)        (1,087)
                                                                 --------       --------

    Accrued pension liability                                    $  1,288       $  1,352
                                                                 ========       ========


   Net pension costs included in the statements of income for the years ending September 30, include the following components:

                                                      1998           1997          1996
                                                      ----           ----          ----

       Service cost                                $  2,377       $  2,113      $  2,095
       Interest cost                                  6,856          6,373         6,183
       Return on plan assets                        (14,897)       (18,616)      (11,503)

       Net amortization and deferral                  5,728         10,139         3,653
                                                   --------       --------      --------
       Net cost                                    $     64       $      9      $    428
                                                   ========       ========      ========

   (In thousands of dollars, except per share amounts)
   September 30, 1998



   The Company also provides its officers with a supplemental retirement plan. The actuarially determined accumulated benefit obligation was approximately $4,360 at September 30, 1998 and $4,454 at September 30, 1997. The cost of this plan is being accrued over the service lives of the individual officers. Net expense related to this plan was $634 for 1998, $548 for 1997 and $540 for 1996. The Company contributes to a trust to fund the liability for these supplemental retirement plan benefits. The trust balance included in other assets at September 30, 1998 and 1997, was $5,805 and $4,953, respectively.

   The Company may provide certain health care, life insurance or income benefits to former or inactive employees after employment but before retirement. The Company accounts for these costs on the accrual basis under Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits".


   5.  Postretirement Benefits Other Than Pensions:

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

   In fiscal 1994, the Company adopted SFAS No. 106 and began amortizing its postretirement accumulated benefit obligation over a twenty-year period. Total health care and life insurance costs under SFAS No. 106 were $2,748 in 1998, $3,074 in 1997 and $3,293 in 1996. Actual costs charged to expense were $2,813 in 1998 and $2,755 in 1997 and 1996. In 1995, the DPUC approved a five-year phase-in of SFAS No. 106 expenses with an allowed annual recovery of $2,755 and deferral of additional SFAS No. 106 expenses for future recovery. At September 30, 1998 and 1997, $2,975 and $2,973, respectively, were deferred pending future amortization and recovery.

   (In thousands of dollars, except per share amounts)
   September 30, 1998



   NOTES TO FINANCIAL STATEMENTS (Continued)
   (In thousands of dollars, except per share amounts)
   September 30, 1998


   The following table represents the plan's funded status reconciled to the consolidated balance sheets at September 30, 1998 and 1997:

                                                                    1998           1997
                                                                    ----           ----
       Accumulated postretirement benefit obligation of:

           Retirees                                               $ 18,143       $ 19,120
           Active employees fully eligible
           to retire                                                 2,960          3,015
           Active employees not eligible to retire                   8,152          6,325
                                                                  --------       --------
       Total accumulated postretirement benefit obligation
                                                                    29,255         28,460
       Less:  Market value of plan assets                           11,037          8,504
                                                                  --------       --------
       Accumulated postretirement benefit obligation in
           excess of plan assets                                    18,218         19,956
       Unrecognized transition amount                              (13,519)       (15,693)
       Unrecognized net loss                                        (1,870)        (1,746)
                                                                  --------       --------
       Accrued postretirement benefit
         obligation                                               $  2,829       $  2,517
                                                                  ========       ========

   The components of SFAS No. 106 health care and life insurance costs for the fiscal years ended September 30, 1998, 1997 and 1996 were:

                                                   1998           1997          1996
                                                   ----           ----          ----
   Service cost                                  $    456       $    425      $    435
   Interest cost                                    2,045          2,131         2,164
   Return on plan assets                           (1,505)        (1,436)         (578)
   Net amortization                                 1,752          1,954         1,272
                                                 --------       --------      --------
   Net health care and life insurance costs      $  2,748       $  3,074      $  3,293
                                                 ========       ========      ========

   For measurement purposes annual rates of increase of 8% and 7% are assumed for nonmedicare and medicare eligible retirees, respectively, in the per capita cost of covered health care benefits. The rate is assumed to decrease to 4.5% for both groups in 2004. The effect of increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of


   NOTES TO FINANCIAL STATEMENTS (Continued)
   (In thousands of dollars, except per share amounts)
   September 30, 1998


   September 30, 1998 and 1997 by $1,701 and $1,402, respectively, and the aggregate of the service and interest cost for the years ended September 30, 1998, 1997 and 1996 by $119, $134 and $133, respectively. The weighted average discount rate used in determining the accumulated post retirement benefit obligation was 7.50% in 1998 and 1997 and 8.25% in 1996 and was determined by analyzing the interest rates, as of September 30, of each year, of long-term, high quality corporate debt securities having a duration comparable to the plan. The expected long-term rate of return on plan assets was 8.00% in 1998 and 7.50% in 1997.

   The Company has established two Employee Benefit Trusts ("VEBA") to pay current retiree health care and life insurance benefits and to fund the Company's retirement benefit liability. In fiscal 1998, 1997 and 1996 the Company funded $2,493, $2,459 and $2,896, respectively, for SFAS No. 106 costs. The VEBA balances are primarily invested in life insurance policies and commingled fixed income and equity mutual funds.


   6.  Taxes:

   Income Taxes-

   The following is an analysis of the provision for federal and state income taxes:

                                                                       September 30,
                                                                  ------------------------
                                                                 1998        1997        1996
                                                                 ----        ----        ----
    Charged to operations:
        Federal:
            Current                                            $ 4,742     $10,330     $ 9,842
            Deferred                                             5,277       3,069       1,082
                                                               -------     -------     -------
                                                                10,019      13,399      10,924
                                                               -------     -------     -------
        State:
            Current                                                427       2,816       3,118
            Deferred                                             1,985         965         543
                                                               -------     -------     -------
                                                                 2,412       3,781       3,661
                                                               -------     -------     -------
        Deferred investment tax credits                           (221)       (221)       (221)
                                                               -------     -------     -------
            Total charged to operations                         12,210      16,959      14,364
                                                               -------     -------     -------
    Charged to other income/(deductions):
        Federal:
            Current                                                590         531         552
            Deferred                                                62         (34)        232
                                                               -------     -------     -------
                                                                   652         497         784
                                                               -------     -------     -------
        State:
            Current                                                183         179         245
            Deferred                                                21         (11)         86
                                                               -------     -------     -------
                                                                   204         168         331
                                                               -------     -------     -------
            Total charged to other income/(deductions)             856         665       1,115
                                                               -------     -------     -------
               Total                                           $13,066     $17,624     $15,479
                                                               =======     =======     =======

   (In thousands of dollars, except per share amounts)
   September 30, 1998


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

   The tax effects of the temporary differences which resulted in the deferred income taxes on the balance sheets at September 30, 1998 and 1997 were:

                                                                    1998           1997
                                                                    ----           ----
      Property, Plant and Equipment                              $ 53,297       $ 47,067
      Other, net                                                   (3,122)        (2,765)
                                                                 --------       --------
         Deferred Income Taxes                                   $ 50,175       $ 44,302
                                                                 ========       ========

   The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the caption
   "Refundable Taxes" the balance sheet reflects refundable taxes to ratepayers for reductions in the statutory federal income tax rate on normalized plant related temporary differences. The regulated operations also recognize the cumulative deferred income taxes on temporary differences which were previously flowed through to ratepayers. At
   September 30, 1998 and 1997, the Company had $10,734 and $17,263, respectively, on the balance sheets as an unfunded deferred income tax liability, with a corresponding unrecovered receivable, for temporary differences previously flowed through to ratepayers. These amounts have


   NOTES TO FINANCIAL STATEMENTS (Continued)
   (In thousands of dollars, except per share amounts)
   September 30, 1998


   been adjusted for the tax effect of future revenue requirements and will be amortized over the life of the related depreciable assets concurrent with their recovery in rates.

   In fiscal 1998, the Company performed a detailed study of SFAS No. 109 concerning deferred income tax liabilities. As a result of the study, the Company identified that cost of removal costs were not being normalized in its deferred tax calculation. Effective March 31, 1998, the Company normalized cost of removal costs in its calculation of deferred taxes. The normalization of the cost of removal costs for deferred tax requirements reduced the amounts of unrecovered future taxes from rate payers and unfunded deferred income taxes on the balance sheet. Amounts shown on the balance sheet for the unfunded deferred income tax liability, and the corresponding unrecovered receivable related to SFAS No. 109 reflect this adjustment.

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

   A reconciliation of the consolidated federal income tax expense, at the statutory tax rate of 35%, to the reported consolidated federal income tax expense is as follows:

                                                             1998        1997        1996
                                                             ----        ----        ----
    Consolidated statutory federal income tax expense      $ 8,976     $10,762     $10,669

    Change in consolidated federal income tax expense
        resulting from:
        Excess book over tax depreciation                    2,654       2,253       1,724
        Investment tax credits                                (221)       (221)       (221)
        Bad debts                                               44         175         175
        Tax reserves                                          (866)        714        (500)
       Computer software                                       175         175         175
       Cost of removal                                        (381)       (324)       (507)
       Other                                                    69         141         (28)
                                                           -------     -------     -------
    Consolidated reported federal income tax expense       $10,450     $13,675     $11,487
                                                           =======     =======     =======

   NOTES TO FINANCIAL STATEMENTS (Continued)
   (In thousands of dollars, except per share amounts)
   September 30, 1998




   Outstanding tax issues-

   The Company is subject to audit by State of Connecticut and Federal authorities as it relates to income, sales, use and property tax returns filed. In addition, the Company has several ongoing issues related to the taxability of off-system gas sales by state taxing authorities. In the opinion of management, the ultimate resolution of these issues will not have a material impact on the Company's results of operations.


   7.  Capital Stock:

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


   Recapitalization plan-

   On October 30, 1997, through a tender offer made by TEN, the Company repurchased approximately 2.0 million shares of CTG common stock for approximately $53,000. TEN financed the purchase with a combination of revolving bank debt and the issuance of Senior Secured Notes. The shares repurchased by TEN were transferred by the depositary directly to CTG. In connection with the repurchase, effective with the first quarter of fiscal 1998, CTG reduced its quarterly dividend on common stock from $0.38 ($1.52 annually) to $0.25 ($1.00 annually) per share.

   The following summary of pro forma financial information gives effect to the repurchase of the shares as if the transaction had occurred at the beginning of each year presented, in the case of income statement data, or at year-end in the case of balance sheet data. This summary pro forma financial information is for comparison purposes only and does not purport to be indicative of the results that would actually have been obtained had the repurchase of the shares been completed at the dates indicated.


   NOTES TO FINANCIAL STATEMENTS (Continued)
   (In thousands of dollars, except per share amounts)
   September 30, 1998



                              Year Ended
                               September        Year Ended              Year Ended
                               30, 1998     September 30, 1997      September 30, 1996
                              -----------   ------------------      ------------------
                                                       Pro Forma               Pro Forma
                                  As          As         Stock        As         Stock
   Income Statement Data:      Reported    Reported   Repurchase   Reported   Repurchase
   -------------------         --------    --------    ---------   --------    ---------
   Net Income Applicable to
     Common Stock               $ 15,135    $ 17,013    $ 14,855    $ 18,932    $ 16,780
                                ========    ========    ========    ========    ========
   Income Per Average Share
     of Common Stock (1)          $ 1.71      $ 1.60      $ 1.72      $ 1.87      $ 2.06
                                  ======      ======      ======      ======      ======
   Average Common Shares
     Outstanding During the
     Period (2)                8,871,349  10,632,001   8,632,001  10,146,932   8,146,932
                               =========  ==========   =========  ==========   =========

   Dividends per Share of
     Common Stock (3)             $ 1.00      $ 1.52      $ 1.00      $ 1.50      $ 1.00
                                  ======      ======      ======      ======      ======
   Balance Sheet Data:
   ------------------
   Total Assets                 $459,181    $464,287    $464,287    $466,979    $466,979
                                ========    ========    ========    ========    ========
   Long-term Debt (Less
     Current Maturities) (4)    $185,052    $126,787    $179,678    $136,432    $189,323
                                ========    ========    ========    ========    ========
   Total Common Equity          $123,397    $169,299    $116,408    $168,882    $115,991
                                ========    ========    ========    ========    ========

[FN]
   ---------------------------------------------------------------------------
   (1) Represents earnings per share based on pro forma net income divided by the pro forma shares outstanding. Lower pro forma earnings reflect additional after tax interest due to the higher debt outstanding.
   (2) Represents shares outstanding less the 1,999,998 shares purchased pursuant to the tender offer.
   (3)   Pro Forma represents dividends at $0.25 per share per quarter.
   (4) Represents long-term debt outstanding plus $45,000 of pro forma debt from the Senior Subordinated Notes at 6.99% and $7,891 of pro forma debt at a rate of 6.37% under the revolving credit facilities.


   Forward equity purchase agreement-

   In a Forward Equity Purchase Agreement dated October 1, 1997, and amended


   NOTES TO FINANCIAL STATEMENTS (Continued)
   (In thousands of dollars, except per share amounts)
   September 30, 1998


   October 14, 1998, CTG has committed to fund from $7,500 to $16,100 per year into TEN from 1998 through 2009 for an aggregate additional cash infusion into TEN of $122,600. In exchange, TEN caused all shares of CTG common stock purchased through the October 1997 tender offer to be transferred directly to CTG by the depositary. As a provision of this agreement, CTG is restricted from declaring or paying any dividends or distributions to its holders of common stock if any amounts due and payable under this agreement are in arrears.


   Dividend reinvestment plan and employee savings plans-

   The Company maintains a Dividend Reinvestment Plan ("DRIP") which provides the Company's holders of common stock and preferred stock the opportunity to receive shares of the Company's common stock in lieu of some or all of their cash dividends. In addition, the Company has Employee Savings Plans ("ESP"), which are designed to encourage and assist employees to save and invest for long-term financial security. The Company's common stock is one of the investment options offered to employees under the ESP. At September 30, 1998, there were 315,542 shares of the Company's common stock reserved for issuance under the DRIP and ESP. In the fiscal years ended September 30, 1998, 1997 and 1996, the Company's contribution to the ESP on behalf of employees was $1,032, $960 and $965, respectively.


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

   (In thousands of dollars, except per share amounts)
   September 30, 1998


   Earnings per share-

   The income statement discloses both basic and fully diluted earnings per share. The decrease in basic earnings per share is the result of the dilutive effect of each year's weighted average of shares related to the restricted stock plan. For the fiscal years ended September 30, the basic weighted average shares were reduced by 51,616 in 1998, 51,758 in 1997 and 28,612 in 1996.


   Preferred stock-

   The preferred stock on the balance sheet was issued by CNG. CNG is prohibited from, among other things, paying dividends on common stock and purchasing, redeeming or retiring common stock, if dividends on preferred stock are in arrears.

   The following table sets forth the changes in the number of shares outstanding for each class of the Company's preferred stock not subject to mandatory redemption, for the years ended September 30, 1998, 1997 and 1996:


                                                     1998           1997           1996
                                                     ----           ----           ----
                   $3.125 par value                      -         (3,934)        (1,372)
                                                   =======        =======        =======
                   $100 par value                      (45)           (29)            (3)
                                                   =======        =======        =======


   8.  Long-term Debt:

   The Company has various issues of first mortgage bonds and first mortgage notes outstanding with maturities from 2004 to 2010, secured notes with maturities from 1999 to 2010, industrial revenue variable rate demand bonds which mature in 2025 and unsecured medium term notes with maturities from 2002 to 2024. Under the most restrictive terms of the indenture securing the bonds, retained earnings of $25,174 are available for CNG to pay dividends at September 30, 1998. CTG's ability to pay dividends is not restricted by these terms. Dividends paid on common and preferred stock in fiscal 1998 were $8,657. Sinking fund requirements for outstanding bonds were paid in cash.


   NOTES TO FINANCIAL STATEMENTS (Continued)
   (In thousands of dollars, except per share amounts)
   September 30, 1998



   The Company's 9.16%, Series AA First Mortgage Bonds are subject to redemption by sinking fund scheduled at $2,500 per year. The Company exercised its option to increase the principal payment amount due on October 1, 1998, by an additional $2,500, for a total of $5,000. This increased the Company's current portion of long-term debt by $2,500 at September 30, 1998.

   In August 1998, the Company refinanced its outstanding $10,600 1986 and 1988 series of tax exempt, seven-day put, Industrial Revenue Variable Rate Demand Bonds ("IRBs") issued by the Connecticut Development Authority. The 1998 series of IRBs mature in 2025 and have no sinking fund requirements. The original IRBs financed TEN's capitol area district heating and cooling facilities in Hartford, Connecticut. At the same time, the Company replaced the letter of credit which supports these IRBs.

   In October 1997, TEN issued Senior Secured Notes for $45,000, due in 2009, at 6.99%. The principal will be retired through semi-annual payments of $2,500 beginning in 2001. The proceeds were used to repurchase approximately 2.0 million shares of CTG common stock.

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

   Long-term debt amounts which are due during each of the five years ending September 30, 1999 through 2003, are as follows:

                               Sinking Fund Requirements and Maturities
                               ----------------------------------------
                                             Year                 Total
                                             ----                -------
                                             1999                $ 5,733
                                             2000                  3,283
                                             2001                  5,843
                                             2002                 18,404
                                             2003                  8,465
                                                                 -------
                                                                 $41,728
                                                                 =======

   9.  Short-term Borrowings and Lines of Credit:

   The Company maintains a line of credit under a revolving credit agreement with a bank. Under this agreement the Company can borrow up to $20,000 at a Eurodollar or Base Rate of interest plus a variable margin. In March of 1998, the Company renewed this agreement to 2001 with two subsequent one-year renewal options. There is a variable .15% to .5% commitment fee. At September 30, 1998 there were $10,000 outstanding under this agreement.

   The Company also maintained a one-year line of credit with a bank for $9,000 through February 1998. The Company paid a 1/5 of 1% commitment fee on this line of credit. The interest rate varied according to market conditions. In February 1998, the Company replaced this line of credit with a seasonally variable $10,000 to $15,000 line of credit through February of 1999. The Company pays a 1/5 of 1% commitment fee on this line of credit. The interest rate varies according to market conditions. At September 30, 1998 there were $5,800 outstanding under this line of credit.

   TEN had a $5,000 unsecured revolving credit facility that expired on December 15, 1997. There was a 1/5 of 1% annual facility fee. The interest rate was based upon the Certificate of Deposit, Eurodollar or Cost of Funds rate plus a variable margin and is determined at the time of each borrowing. This credit facility was not renewed.

   In October 1997, TEN entered into a 364-day secured revolving credit agreement for $10,000 with a bank. This agreement matured on September 29, 1998 and was extended for sixty days at that time. The Company expects to renew this agreement for one year beginning December 1998. Interest is based on a Bank Rate or a LIBOR rate plus a variable margin. It is determined at the time of each borrowing. There is a one-time $5 commitment fee and a .375% facility fee upon renewal. At September 30, 1998 there were $9,000 outstanding under this line of credit.

   In October 1997, TEN entered into a three-year revolving credit agreement for $10,000 with a bank. The maximum borrowing amount is reduced by $500 on each fiscal quarter, beginning January 1, 1998. Interest is based on a Bank Rate or a LIBOR rate plus a variable margin and is determined at the


   NOTES TO FINANCIAL STATEMENTS (Continued)
   (In thousands of dollars, except per share amounts)
   September 30, 1998


   time of each borrowing. There is a one-time $5 commitment fee and an on-going .45% to .6% facility fee. At September 30, 1998 there were $8,000 outstanding under this line of credit.

   In October 1998, the $10,000 outstanding at September 30, 1998, under the $20,000 revolving credit agreement and the $5,800 outstanding at September 30, 1998, under the $10,000 to $15,000 line of credit were refinanced with MTNs. A secured note for $15,000 was also issued to refinance $15,000 of TEN's outstanding short-term borrowings at fiscal year-end 1998 (see Note 13, "Subsequent Events").

   The weighted average interest rate on short-term borrowings outstanding was 5.98% at September 30, 1998 and 6.26% at September 30, 1997.


   10.  Fair Value of Financial Instruments:

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

   At September 30, 1998 and 1997, the fair value of the Company's long-term debt, including current maturities, is estimated to be $209,121 and $139,810, respectively. The fair value at year-end 1998 and 1997, of $180,185 and $116,875 of fixed-rate long-term debt, based on the market value of similar instruments, is estimated at $198,521 in 1998 and $128,410 in 1997. The carrying amount of the variable-rate long-term debt of $10,600 in 1998 and $11,400 in 1997 approximates fair value.

   The Company has committed to support 4.87% of a letter of credit for Iroquois, equivalent to approximately $1,487 at September 30, 1998, which approximates fair value. The letter of credit is used to satisfy Iroquois' cash retention requirements with respect to agreements between Iroquois and its lenders.


   11.  Commitments and Contingencies:

   (In thousands of dollars, except per share amounts)
   September 30, 1998


   Construction expenditures-

   Construction expenditures for the fiscal year ending September 30, 1999 are estimated at $26,100 for the regulated operations and $14,000 for the diversified businesses.


   Adriaen's landing-

   The Company has been approached by local businesses and government agencies regarding the development of a stadium and convention center along with hotel, retail, recreational and housing facilities. The development, known as Adriaen's Landing, would be built in the area of the Company's headquarters, operating center and steam/chilled water production facilities. The Company, in order to accommodate the development as it is currently planned, would be required to relocate its facilities. Discussions are now underway with the developers in order to accomplish this at no cost to the Company or its customers. The area of development, which includes Company property, may contain hazardous materials that the project participants will be required to address. This project is in line with the Company's vision and direction for growth.


   Gas supply-

   The Company is party to short-term and long-term contracts for the purchase of natural gas and transportation and storage services.

   (In thousands of dollars, except per share amounts)
   September 30, 1998


   Steam supply-

   Along with generating steam from their own internal boilers, the DHC operations are party to long-term contracts for the purchase of steam.


   Letters of credit-

   The Company has outstanding letters of credit amounting to $1,500 for workers' compensation claims and $500 for a purchasing credit line. As a condition of its ownership in the DCA, TEN is contingently liable under two letters of credit amounting to $8,800. As a condition to its variable rate long-term debt, TEN holds a long-term letter of credit amounting to $10,757 at September 30, 1998 and $11,400 at September 30, 1997.


   Environmental matters-

   In the ordinary course of business, the Company may incur costs to clean up environmental contaminants related to natural gas activity. In those instances the Company expects that the remediation costs will be recoverable in rates. In August 1998, the Company received a notice of violation from the Connecticut Department of Environmental Protection ("DEP") regarding a number of areas on noncompliance. The Company submitted the required compliance report in September 1998. The DEP has advised the Company that a Consent Order and a penalty or supplemental environmental project ("SEP") will be required to address the areas of noncompliance, but the DEP has not given the Company any indication of the amount of any penalty and/or SEP that may be required. The Company is working with the DEP to resolve this issue. In the opinion of management, any existing environmental issues will not be significant to the future financial condition or results of operations of the Company.


   Leases-

   The Company has entered into operating lease agreements for the use of computer and office equipment, facilities and motor vehicles. For fiscal 1998, 1997 and 1996, these lease payments were $2,058, $1,378 and $1,092, respectively.

   Lease payment amounts projected for each of the five years ending September 30, 1999 through 2003, are as follows:

                                       Projected Lease Payments
                                  ----------------------------------
                                             Year                 Total
                                             ----                -------
                                             1999                $ 1,700
                                             2000                  1,600
                                             2001                  1,600
                                             2002                  1,600
                                             2003                  1,600
                                                                 -------
                                                                 $ 8,100
                                                                 =======


   Legal proceedings-

   In November 1995, certain Connecticut plumbers and HVAC contractors filed a class action suit against CNG and the State's two other LDCs, claiming that the LDCs engaged in unfair trade practices relating to customer service work. The plumbers and contractors are currently asserting claims for profits which they allege were lost during prior years. In January 1998, the court granted CNG's motion to strike all but one count of the complaint: the antitrust conspiracy claim. The plumbers and contractors subsequently filed two additional lawsuits against CNG and the other LDCs alleging violations arising from the same business activities as in the first lawsuit. All of the cases were assigned to the State's complex litigation docket. A trial date of August 1999 has been set in one of the cases against CNG. There has not been any settlement demand or any formal statement of alleged damages. As a result, management cannot estimate the Company's potential exposure related to these claims. The Company is vigorously defending this matter.

   In July 1997, the Company filed suit in State court against another Connecticut LDC seeking to enjoin that company from serving retail customers in a town in which the Company currently serves customers. In its decision issued in October 1998, the court upheld the Company's franchise rights in the disputed area.

   The Company is not a party to any other litigation other than ordinary routine litigation incident to the operations of the Company or its subsidiaries. In the opinion of management, the resolution of such litigation will not have a material adverse effect on the Company's financial condition or results of operations.


   12.  Segment Information:

   The Company operates in two segments: regulated gas related activities and unregulated diversified businesses. Gas related activities consist


   NOTES TO FINANCIAL STATEMENTS (Continued)
   (In thousands of dollars, except per share amounts)
   September 30, 1998


   primarily of natural gas distribution to residential, commercial and industrial customers. Diversified businesses consist primarily of district heating and cooling services.

   Intersegment sales are priced in accordance with terms of existing tariffs and contracts. Information about the Company's operations, by business segment, is presented below:

   (In thousands of dollars, except per share amounts)
   September 30, 1998


                                                        1998          1997         1996
                                                     --------      --------     --------
    Revenues:
          Gas related activities                     $266,418      $287,401     $297,016
          Diversified businesses                       21,049        22,636       23,368
          Intersegment revenues                        (4,719)       (4,742)      (5,281)
                                                     --------      --------     --------
            Total                                    $282,748      $305,295     $315,103
                                                     ========      ========     ========
    Pre-Tax Operating Income:
          Gas related activities                     $ 39,342      $ 42,839     $ 41,130
          Diversified businesses                        2,323         1,734        3,479
                                                     --------      --------     --------
            Total                                      41,665        44,573       44,609
          Income taxes                                 12,210        16,959       14,365
                                                     --------      --------     --------
            Consolidated Operating Income            $ 29,455      $ 27,614     $ 30,244
                                                     ========      ========     ========
    Depreciation and Amortization:
          Gas related activities                     $ 17,087      $ 16,019     $ 15,399
          Diversified businesses                        2,218         2,165        2,366
                                                     --------      --------     --------
            Total                                    $ 19,305      $ 18,184     $ 17,765
                                                     ========      ========     ========
    Property Additions:
          Gas related activities                     $ 21,189      $ 23,726     $ 23,894
          Diversified businesses                        1,246           867          387
                                                     --------      --------     --------
            Total                                    $ 22,435      $ 24,593     $ 24,281
                                                     ========      ========     ========
    Identifiable Assets:
          Gas related activities                     $382,669      $382,289     $380,805
          Diversified businesses                       76,512        62,084       62,769
                                                     --------      --------     --------
            Consolidated Identifiable Assets         $459,181      $444,373     $443,574
                                                     ========      ========     ========


   13.  Subsequent Events:


   Long-term Debt

   In October 1998, TEN issued $15,000 of Senior Secured Notes, due in 2010, at 6.9%. The full amount of the principal is due at maturity. The proceeds were used to repay short-term debt that was used to finance the purchase and repowering of the Hartford Hospital cogeneration facility. The September 30, 1998, financial statements reflect the classification of the debt that was retired as a result of this refinancing as long-term debt.

   NOTES TO FINANCIAL STATEMENTS (Concluded)
   (In thousands of dollars, except per share amounts)
   September 30, 1998

   In October 1998, the Company issued a total of $20,000 of MTNs at 6.04%, due 2008. These MTNs are unsecured and have no call provisions or sinking fund requirements. The proceeds were used primarily to refinance $15,800 of short-term debt that was outstanding at fiscal year-end 1998. The long-term debt amounts shown on the balance sheet and statement of capitalization at September 30, 1998, include $15,800 of these MTNs.


   14.  Quarterly Results (Unaudited):

   The following table sets forth information with respect to the consolidated quarterly results of operations for the fiscal years 1998 and 1997. The amounts are unaudited but, in the opinion of management, present fairly the results of operations.

   The quarterly results of operations reflect the seasonal nature of the Company's operations. The results of any one quarter during the year are not indicative of the results of future quarters or the results of the Company's fiscal year.

                        Consolidated Results of Operations
                        ----------------------------------
   -----------------------------------------------------------------------------
                                 December 31,  March 31,   June 30,   September 30,
   Quarter Ended                      1997        1998        1998          1998
   -----------------------------------------------------------------------------
      Operating Revenues            $ 92,396    $105,416    $ 48,370      $ 36,566

      Operating Income (Loss)       $ 11,472    $ 14,169    $  3,775      $     39

      Net Income (Loss)             $  8,123    $  9,727    $    179      $ (2,833)

      Net Income (Loss) Per
         Common Share*              $    .85    $   1.12    $    .02      $   (.33)

   -----------------------------------------------------------------------------
                                 December 31,  March 31,   June 30,   September 30,
   Quarter Ended                      1996        1997        1997          1997
   -----------------------------------------------------------------------------
      Operating Revenues            $ 89,269    $124,681    $ 53,234      $ 38,111

      Operating Income (Loss)       $  9,421    $ 16,050    $  3,342    $   (1,199)

      Net Income (Loss)             $  6,716    $ 12,689    $    658      $ (2,988)

      Net Income (Loss) Per
         Common Share*              $    .63    $   1.19    $    .06      $   (.28)


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



                                     PART III



   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   -----------------------------------------------------------

       The information required by this item regarding directors of the registrant and the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the section entitled "Biographical
       Information" in the Company's proxy statement for its February 1999
       Annual Meeting, which the Company files with the Securities and Exchange
       Commission pursuant to Regulation 14A of the Securities Exchange Act of
       1934. This information is hereby incorporated by reference. The information required by this item regarding executive officers of the registrant is included in Part I hereof.


   ITEM 11. EXECUTIVE COMPENSATION
   -------------------------------

       The information required by this item is contained in the sections entitled "Compensation of Directors","Compensation Committee Report on
       Executive Compensation", "Compensation Committee Interlocks and Insider
       Participation", "Summary Executive Compensation", "Change of Control",
       "Long Term Incentive Plan", "Retirement Plans" and "Corporate
       Performance Graph" in the Company's proxy statement for its February
       1999 Annual Meeting, which the Company files with the Securities and Exchange Commission pursuant to Regulation 14A. This information is hereby incorporated by reference.


   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
   -----------------------------------------------------------------------

       The information required by this item is contained in the section entitled "Ownership of Company Stock" in the Company's proxy statement for its February 1999 Annual Meeting, which the Company files with the Securities and Exchange Commission pursuant to Regulation 14A. This information is hereby incorporated by reference.


   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
   -------------------------------------------------------

       The information required by this item is contained in the section entitled "Certain Relationships and Related Transactions" in the Company's proxy statement for its February 1999 Annual Meeting, which


       the Company files with the Securities and Exchange Commission pursuant to Regulation 14A. This information is hereby incorporated by reference.




                                      PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

   (a)  1. Financial Statements:
           --------------------

           The consolidated balance sheets, statements of income, statements of cash flows, statements of capitalization and statements of common stock equity, together with the notes to the financial statements and report thereon of Arthur Andersen LLP dated October 27, 1998, are included in Part II, Item 8 herein.

        2. Financial Statement Schedules:
           -----------------------------

           The following financial statement schedules included herein under
           Item 14(d) are filed as part of this report.

              II Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 1998, 1997 and 1996

             Schedules I, III, IV, and V are not submitted because they are not applicable or the information required to be included therein is contained in the financial statements and footnotes.

        3. Exhibits
           --------

      Exhibit
      Number
   ------------

    3   Articles of Incorporation and By-Laws

             (1)  Amended and Restated Certificate of Incorporation of the
                  Company, filed as Exhibit 3.2 to the Company's Registration
                  Statement on Form S-4, Amendment No. 1, filed with the
                  Commission on December 27, 1996 (Commission File No. 333-
                  16297)

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


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

    4        (2)  In addition to the Indenture of Mortgage and Deed of Trust
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

                  (d)  Twelfth Supplemental Indenture filed as Exhibit No. 4(h)
                       to the Connecticut Natural Gas Corporation's
                       Registration Statement on Form S-7 filed with the
                       Commission on December 23, 1981 (Commission File No. 2-
                       75457)

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

                  (g)  Fifteenth Supplemental Indenture filed as Exhibit No.
                       4(iii) to the Connecticut Natural Gas Corporation's


                       Current Report on Form 8-K, dated December 8, 1987, filed with the Commission in December, 1987 (Commission
                       File No. 1-7727)

                  (h)  Sixteenth Supplemental Indenture filed as Exhibit No.
                       4(ii)(h) to the Connecticut Natural Gas Corporation's
                       Quarterly Report on Form 10-Q for the quarter ended
                       September 30, 1989, filed with the Commission in November, 1989 (Commission File No. 1-7727)


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------


    4        (3)  Rights Agreement (including a Form of Certificate of Adoption of Amendment to the Amended and Restated Articles of
                  Incorporation of the Company as Exhibit A thereto, a Form of
                  Right Certificate as Exhibit B thereto and a Summary of
                  Rights to Purchase Preferred Stock as Exhibit C thereto),
                  filed as Exhibit 4.1 to the CTG Resources, Inc.'s
                  Registration Statement on Form 8-A, filed with the Commission on December 1, 1998 (Commission File No.1-12859)

    9   Voting Trust Agreement
           Not applicable

   10   Material Contracts

        Natural Gas Supply, Storage and Transportation
        ----------------------------------------------

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

            (4)   Precedent Agreement to First Amendment, dated September 14,


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


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

   10       (5)   First Amendment, dated January 1, 1990, to the Gas Sales
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

            (6)   Amendment to Phase 2 Gas Sales Agreement, dated August 20,
                  1997, between the Connecticut Natural Gas Corporation and
                  Boundary Gas, Inc., filed as Exhibit No. 10(108) to the CTG
                  Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997 (Commission File No. 1-12859)

            (7)   Gas Transportation Contract for Firm Reserved Service, dated
                  February 7, 1991, between the Connecticut Natural Gas
                  Corporation and the Iroquois Gas Transmission System, L.P., filed as Exhibit No. 10(xxxvii) to the Connecticut Natural
                  Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

            (8)   Gas Sales Agreement No. 1, dated February 7, 1991, between the Connecticut Natural Gas Corporation and Alberta Northeast
                  Gas Limited, filed as Exhibit No. 10(xxxviii) to the
                  Connecticut Natural Gas Corporation's Annual Report on Form
                  10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-
                  7727)

            (9)   Amendment to ANE Gas Sales Agreement No. 1, dated August 19,
                  1997, between the Connecticut Natural Gas Corporation and
                  Alberta Northeast Gas Limited, filed as Exhibit No. 10(106) to the CTG Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997 (Commission File No. 1-12859)

           (10) Gas Sales Agreement No. 2, dated February 7, 1991, between the Connecticut Natural Gas Corporation and Alberta Northeast
                  Gas Limited, filed as Exhibit No. 10(xxxix) to the


                  Connecticut Natural Gas Corporation's Annual Report on Form
                  10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-
                  7727)


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

   10      (11)   Amendment to ANE Gas Sales Agreement No. 2, dated August 19,
                  1997, between the Connecticut Natural Gas Corporation and
                  Alberta Northeast Gas Limited, filed as Exhibit No. 10(107)
                  to the CTG Resources, Inc.'s Annual Report on Form 10-K for
                  the fiscal year ended September 30, 1997, filed with the
                  Commission on December 19, 1997 (Commission File No. 1-12859)

           (12) Gas Sales Agreement (ProGas), dated February 7, 1991, between the Connecticut Natural Gas Corporation and Alberta Northeast
                  Gas Limited, filed as Exhibit No. 10(xl) to the Connecticut
                  Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

           (13) Gas Sales Agreement (ATCOR), dated February 7, 1991, between the Connecticut Natural Gas Corporation and Alberta Northeast
                  Limited, filed as Exhibit No. 10(xli) to the Connecticut
                  Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

           (14) Gas Sales Agreement (AEC), dated February 7, 1991, between the Connecticut Natural Gas Corporation and Alberta Northeast
                  Gas Limited, filed as Exhibit No. 10(xlii) to the Connecticut
                  Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

           (15)   Gas Transportation Contract for Firm Reserved Service, dated
                  October 20, 1992, between the Connecticut Natural Gas
                  Corporation and the Iroquois Gas Transmission System, L.P., filed as Exhibit No. 10(xlvii) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

           (16)   Service Agreement #89102 (Rate Schedule AFT-1), dated June 1,
                  1993, between the Connecticut Natural Gas Corporation and
                  Algonquin Gas Transmission Company, filed as Exhibit No.
                  10(xxxviii) to the Connecticut Natural Gas Corporation's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1993, filed with the Commission December 28,


                  1993 (Commission File No. 1-7727)

           (17)   Service Agreement #93205 (Rate Schedule AFT-1), dated June 1,
                  1993, between the Connecticut Natural Gas Corporation and
                  Algonquin Gas Transmission Company, filed as Exhibit No.
                  10(xl) to the Connecticut Natural Gas Corporation's Annual
                  Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission
                  File No. 1-7727)


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

   10      (18)   Service Agreement #.6426, dated June 1, 1993, between the
                  Connecticut Natural Gas Corporation and Transcontinental Gas
                  Pipe Line Corporation, filed as Exhibit No. 10(xlv) to the
                  Connecticut Natural Gas Corporation's Annual Report on Form
                  10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

           (19)   Service Agreement (Rate Schedule FTNN), dated October 1,
                  1993, between the Connecticut Natural Gas Corporation and CNG
                  Transmission Corporation, filed as Exhibit No. 10(liii) to the Connecticut Natural Gas Corporation's Annual Report on
                  Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-
                  7727)

           (20)   Service Agreement (Rate Schedule GSS), dated November 1,
                  1993, between the Connecticut Natural Gas Corporation and CNG
                  Transmission Corporation, filed as Exhibit No. 10(liv) to the
                  Connecticut Natural Gas Corporation's Annual Report on Form
                  10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

           (21)   Gas Storage Contract, dated February 16, 1990, between the
                  Connecticut Natural Gas Corporation and ENDEVCO Industrial
                  Gas Sales Company, filed as Exhibit No. 10(lxix) to the
                  Connecticut Natural Gas Corporation's Annual Report on Form
                  10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

           (22)   Service Agreement #86006 (Rate Schedule AFT-1), dated
                  September 1, 1994, between the Connecticut Natural Gas
                  Corporation and Algonquin Gas Transmission Company, filed as
                  Exhibit No. 10(lxxi) to the Connecticut Natural Gas
                  Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Commission August 2, 1995
                  (Commission File No. 1-7727)

           (23)   Service Agreement #93005 (Rate Schedule AFT-1), dated
                  September 1, 1994, between the Connecticut Natural Gas
                  Corporation and Algonquin Gas Transmission Company, filed as
                  Exhibit No. 10(lxxii) to the Connecticut Natural Gas


                  Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Commission August 2, 1995
                  (Commission File No. 1-7727)


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

   10      (24)   Service Agreement #9B103 (Rate Schedule AFT-1), dated
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

           (25)   Service Agreement #9W005 (Rate Schedule AFT-1), dated
                  September 1, 1994, between the Connecticut Natural Gas
                  Corporation and Algonquin Gas Transmission Company, filed as
                  Exhibit No. 10(lxxiv) to the Connecticut Natural Gas
                  Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Commission August 2, 1995
                  (Commission File No. 1-7727)

           (26)   Gas Storage Agreement No. 1626 (Rate Schedule FS), dated
                  September 1, 1993, by and between the Connecticut Natural Gas
                  Corporation and Tennessee Gas Pipeline Company, filed as
                  Exhibit No. 10(lxix) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December
                  18, 1995 (Commission File No. 1-7727)

           (27) Gas Transportation Agreement No. 2498 (Rate Schedule FT-A), dated September 1, 1993, by and between the Connecticut
                  Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(lxx) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December
                  18, 1995 (Commission File No. 1-7727)

           (28) Gas Transportation Agreement No. 3900 (Rate Schedule FT-A), dated October 1, 1993, by and between the Connecticut Natural
                  Gas Corporation and Tennessee Gas Pipeline Company, filed as
                  Exhibit No. 10(lxxi) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December
                  18, 1995 (Commission File No. 1-7727)

           (29)   Gas Transportation Agreement No. 3901 (Rate Schedule FT-A),


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


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

   10      (30)   Gas Transportation Agreement No. 2075 (Rate Schedule FT-A),
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

           (31)   Gas Transportation Agreement (FT-A Rate Schedule, Service
                  Package No. 86) dated September 1, 1993, between the
                  Connecticut Natural Gas Corporation and Tennessee Gas
                  Pipeline Company, filed as Exhibit No. 10(lxxxviii) to the
                  Connecticut Natural Gas Corporation's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

           (32)   Gas Transportation Agreement (FT-A Rate Schedule, Service
                  Package No. 1625) dated September 1, 1993, between the
                  Connecticut Natural Gas Corporation and Tennessee Gas
                  Pipeline Company, filed as Exhibit No. 10(lxxxix) to the
                  Connecticut Natural Gas Corporation's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

           (33)   Gas Transportation Agreement (FT-A Rate Schedule, Service
                  Package No. 2655) dated September 1, 1993, between the
                  Connecticut Natural Gas Corporation and Tennessee Gas
                  Pipeline Company, filed as Exhibit No. 10(xc) to the
                  Connecticut Natural Gas Corporation's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

           (34)   Gas Storage Contract (Rate Schedule FS, Service Package No.
                  1626) dated December 1, 1994, between the Connecticut Natural
                  Gas Corporation and Tennessee Gas Pipeline Company, filed as
                  Exhibit No. 10(xciii) to the Connecticut Natural Gas
                  Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996
                  (Commission File No. 1-7727)

           (35)   Amendment No.1-A to Gas Storage Contract (Rate Schedule FS,
                  Service Package No. 1626) dated July 1, 1995 between the
                  Connecticut Natural Gas Corporation and Tennessee Gas
                  Pipeline Company, filed as Exhibit No. 10(xciv) to the
                  Connecticut Natural Gas Corporation's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

   10      (36)   Service Agreement (#N01719, FST Service) dated March 28, 1996 between the Connecticut Natural Gas Corporation and National
                  Fuel Gas Supply Corporation, filed as Exhibit No. 10(xcv) to the Connecticut Natural Gas Corporation's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 1996, filed with the
                  Commission July 29, 1996 (Commission File No. 1-7727)

           (37) Amendment No. 1 to Service Agreement (#N01719, FST Service) dated April 1, 1996, between the Connecticut Natural Gas
                  Corporation and National Fuel Gas Supply Corporation, filed as Exhibit No. 10(xcvi) to the Connecticut Natural Gas
                  Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996
                  (Commission File No. 1-7727)

           (38) Service Agreement (#O01718, FSS Service) dated March 28, 1996 between the Connecticut Natural Gas Corporation and National
                  Fuel Gas Supply Corporation, filed as Exhibit No. 10(xcvii) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

           (39) Amendment No. 1 to Service Agreement (#O01718, FSS Service) dated April 1, 1996, between the Connecticut Natural Gas
                  Corporation and National Fuel Gas Supply Corporation, filed as Exhibit No. 10(xcviii) to the Connecticut Natural Gas
                  Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996
                  (Commission File No. 1-7727)

           (40)   Service Agreement (#400507, Rate Schedule FSS-1), dated
                  November 15,1996, between the Connecticut Natural Gas
                  Corporation and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(civ) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

           (41)   Service Agreement (#800424, Rate Schedule CDS), dated
                  November 15, 1996, between the Connecticut Natural Gas
                  Corporation and Texas Eastern Transmission Corporation, filed


                  as Exhibit No. 10(cvii) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

   10      (42)   Storage Service Agreement (#300094, Rate Schedule GSS), dated
                  April 1, 1997, between the Connecticut Natural Gas
                  Corporation and CNG Transmission Corporation, filed as
                  Exhibit No. 10(109) to the CTG Resources, Inc.'s Annual
                  Report on Form 10-K for the fiscal year ended September 30,
                  1997, filed with the Commission on December 19, 1997
                  (Commission File No. 1-12859)

           (43)   Seasonal Transportation Service Agreement (#200106, Rate
                  Schedule FT), dated April 1, 1997, between the Connecticut
                  Natural Gas Corporation and CNG Transmission Corporation, filed as Exhibit No. 10(110) to the CTG Resources, Inc.'s
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1997, filed with the Commission on December 19,
                  1997 (Commission File No. 1-12859)

           (44)   Storage Service Agreement (#1623, Rate Schedule SS-NE), dated
                  September 1, 1993, between the Connecticut Natural Gas
                  Corporation and Tennessee Gas Pipeline Company, filed as
                  Exhibit No. 10(111) to the CTG Resources, Inc.'s Annual
                  Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997
                  (Commission File No. 1-12859)

           (45) Transportation Service Agreement (#1627, Rate Schedule FT-A), dated September 1, 1993, between the Connecticut Natural Gas
                  Corporation and Tennessee Gas Pipeline Company, filed as
                  Exhibit No. 10(112) to the CTG Resources, Inc.'s Annual
                  Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997
                  (Commission File No. 1-12859)

           (46)   Transportation Service Agreement (#10781, Rate Schedule FT-
                  A), dated June 1, 1995, between the Connecticut Natural Gas
                  Corporation and Tennessee Gas Pipeline Company, filed as
                  Exhibit No. 10(113) to the CTG Resources, Inc.'s Annual
                  Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997
                  (Commission File No. 1-12859)

           (47)   Amended Transportation Service Agreement (#10781, Rate


                  Schedule FT-A), dated November 21, 1996, between the
                  Connecticut Natural Gas Corporation and Tennessee Gas
                  Pipeline Company, filed as Exhibit No. 10(114) to the CTG
                  Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997 (Commission File No. 1-12859)


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

   10      (48)   Service Agreement (#830035, Rate Schedule FT-1), dated
                  November 15, 1996, between the Connecticut Natural Gas
                  Corporation and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(116) to the CTG Resources, Inc.'s Annual
                  Report on Form 10-K for the fiscal year ended September 30,
                  1997, filed with the Commission on December 19, 1997
                  (Commission File No. 1-12859)

           (49)   Service Agreement (#400223, Rate Schedule SS-1), dated
                  November 15, 1996, between the Connecticut Natural Gas
                  Corporation and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(117) to the CTG Resources, Inc.'s Annual
                  Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997
                  (Commission File No. 1-12859)

           (50)   Service Agreement (#800294R, Rate Schedule FT-1), dated May
                  20, 1998, between Connecticut Natural Gas Corporation and
                  Texas Eastern Transmission Corporation, filed as Exhibit No.
                  10(128) to the CTG Resources, Inc.'s Quarterly Report on Form
                  10-Q for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998 (Commission File No. 1-12859)


           (51)   Service Agreement (#800295R, Rate Schedule FT-1), dated May
                  20, 1998, between Connecticut Natural Gas Corporation and
                  Texas Eastern Transmission Corporation, filed as Exhibit No.
                  10(129) to the CTG Resources, Inc.'s Quarterly Report on Form
                  10-Q for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998 (Commission File No. 1-12859)


           (52)   Service Agreement (#830047, Rate Schedule FT-1), dated May
                  20, 1998, between Connecticut Natural Gas Corporation and
                  Texas Eastern Transmission Corporation, filed as Exhibit No.
                  10(130) to the CTG Resources, Inc.'s Quarterly Report on Form
                  10-Q for the quarter ended June 30, 1998, filed with the
                  Commission on August 14, 1998 (Commission File No. 1-12859)


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

        District Heating and Cooling
        ----------------------------

   10      (53)   Steam Supply Agreement between The Hartford Steam Company and
                  Independent Energy Operations, Inc., dated December 3, 1987, filed as Exhibit No. 10(xxv) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March
                  28, 1990 (Commission File No. 1-7727)

           (54) Steam and Chilled Water Supply Agreement, dated May 28, 1986, between Capitol District Energy Center Cogeneration
                  Associates and Energy Networks, Incorporated, filed as
                  Exhibit No. 10(xxxvii) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December
                  28, 1993 (Commission File No. 1-7727)


           (55)*  Asset Purchase Agreement, dated June 26, 1998, by and among
                  The Hartford Steam Company, CCF-1, Inc. and Kenetech
                  Facilities Management, Inc.


           (56)*  Assignment and Consent, dated June 26, 1998, by and among The
                  Hartford Steam Company, CCF-1, Inc. and The Connecticut Light and Power Company


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

        Financing
        ---------

   10      (57)   Capital Contribution Support Agreement, dated April 15, 1993, among Connecticut Natural Gas Corporation, ENI Transmission
                  Company and Bank of Montreal, filed as Exhibit No. 10(l) to the Connecticut Natural Gas Corporation's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 1993, filed with the
                  Commission on August 3, 1993 (Commission File No. 1-7727)

           (58) Secured Note Purchase Agreement, dated July 15, 1993, between the CNG Realty Corp. and the Aid Association for Lutherans, filed as Exhibit No. 10(xlix) to the Connecticut Natural Gas
                  Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed with the Commission on August 3,
                  1993 (Commission File No. 1-7727)

           (59)   Three-year Revolving Credit Agreement between TEN and Fleet
                  National Bank, filed as Exhibit No. 99(B)(2) to the CTG
                  Resources, Inc.'s Issuer Tender Offer Statement on Schedule
                  13E-4, filed with the Commission on October 2, 1997
                  (Commission File No. 5-51659)

           (60)   364-Day Revolving Credit Agreement between and TEN and Fleet
                  National Bank, filed as Exhibit No. 99(B)(3) to the CTG
                  Resources, Inc.'s Issuer Tender Offer Statement on Schedule
                  13E-4, filed with the Commission on October 2, 1997
                  (Commission File No. 5-51659)

           (61)*  Reimbursement Agreement (Including Irrevocable Letter of
                  Credit), dated August 1, 1998, between The Energy Network,
                  Inc. and Fleet National Bank

           (62)   Note Purchase Agreement among TEN, Metropolitan Life
                  Insurance Company and Texas Life Insurance Company, filed as
                  Exhibit No. 99(B)(4) to the CTG Resources, Inc.'s Issuer
                  Tender Offer Statement on Schedule 13E-4, filed with the
                  Commission on October 2, 1997 (Commission File No. 5-51659)

           (63)*  Note Purchase Agreement, dated October 14, 1998, between The
                  Energy Network, Inc. and Metropolitan Life Insurance Company



           (64)   Revolving Credit Agreement, dated March 30, 1993, between the
                  Connecticut Natural Gas Corporation and The First National
                  Bank of Boston, filed as Exhibit No. 10(xlviii) to the Connecticut Natural Gas Corporation's Quarterly Report on
                  Form 10-Q for the quarter ended March 31, 1993, filed with the Commission on May 3, 1993 (Commission File No. 1-7727)


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

   10      (65)   First Amendment to Credit Agreement, dated March 30, 1998, among Connecticut Natural Gas Corporation and BankBoston,
                  N.A., filed as Exhibit No. 10(124) to the CTG Resources,
                  Inc.'s Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1998, filed with the Commission on August 14, 1998
                  (Commission File No. 1-12859)

           (66)   Medium Term Notes, Series A, Placement Agency Agreement among
                  Connecticut Natural Gas Corporation, PaineWebber Incorporated and Smith Barney, Harris Upham & Co. Incorporated, dated
                  November 1, 1991, filed as Exhibit No. 10(xxxix) to the
                  Connecticut Natural Gas Corporation's Transition Report on
                  Form 10-K for the period October 1, 1990 to September 30,
                  1991, filed with the Commission on December 23, 1991,
                  (Commission File No. 1-7727)

           (67)   Issuing and Paying Agency Agreement between The Connecticut
                  National Bank and Connecticut Natural Gas Corporation, for the Medium Term Notes, Series A, dated November 1, 1991, filed as Exhibit No. 10(xl) to the Connecticut Natural Gas
                  Corporation's Transition Report on Form 10-K for the period
                  October 1, 1990 to September 30, 1991, filed with the
                  Commission on December 23, 1991, (Commission File No. 1-7727)

           (68)   Medium Term Notes, Series B, Placement Agency Agreement among
                  Connecticut Natural Gas Corporation, Smith Barney Inc., and
                  A.G. Edwards & Sons, Inc., dated June 14, 1994, filed as
                  Exhibit No. 10(lxvi) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December
                  27, 1994 (Commission File No. 1-7727)

           (69)   Medium Term Notes, Series B, Amended and Restated Placement
                  Agency Agreement among Connecticut Natural Gas Corporation,
                  PaineWebber Incorporated, and A.G. Edwards & Sons, Inc., dated August 13, 1997, filed as Exhibit No. 10(119) to the
                  CTG Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997 (Commission File No. 1-12859)

           (70)   Issuing and Paying Agency Agreement between Shawmut Bank


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


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

   10      (71)   First Amendment to Issuing and Paying Agency Agreement, dated
                  August 13, 1997, filed as Exhibit No. 10(118) to the CTG
                  Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on
                  December 19, 1997 (Commission File No. 1-12859)

           (72) Forward Equity Purchase Agreement, dated October 1, 1997, between CTG and TEN, filed as Exhibit No. 99(C) to the CTG
                  Resources, Inc.'s Issuer Tender Offer Statement on Schedule
                  13E-4, filed with the Commission on October 2, 1997
                  (Commission File No. 5-51659)

           (73)* First Amendment to the Forward Equity Purchase Agreement, dated October 14, 1998, between CTG Resources, Inc. and The
                  Energy Network, Inc.


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

        Employment, Compensation and Benefits
        -------------------------------------

   10      (74)   Connecticut Natural Gas Corporation Executive Restricted
                  Stock Plan, filed as Exhibit A to the Connecticut Natural Gas
                  Corporation's definitive proxy statement dated March 26,
                  1991, filed with the Commission on March 26, 1991 (Commission
                  File No. 1-7727)

           (75)   First Amendment to Connecticut Natural Gas Corporation
                  Executive Restricted Stock Plan, dated March 25, 1997, filed as Exhibit No. 10(cxiv) to the CTG Resources, Inc.'s
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1997, filed with the Commission on August 14, 1997
                  (Commission File No. 1-12859)

           (76)   Second Amendment to Restricted Stock Agreement (Under the
                  Connecticut Natural Gas Corporation Executive Restricted
                  Stock plan), dated June 27, 1995, filed as Exhibit No.
                  10(lxxxii) to the Connecticut Natural Gas Corporation's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1995, filed with the Commission December 18,
                  1995 (Commission File No. 1-7727)

           (77)   Third Amendment to Restricted Stock Agreement (Under the
                  Connecticut Natural Gas Corporation Executive Restricted
                  Stock plan), dated June 27, 1995, filed as Exhibit No.
                  10(lxxxiii) to the Connecticut Natural Gas Corporation's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1995, filed with the Commission December 18,
                  1995 (Commission File No. 1-7727)

           (78)   Amended and Restated CNG Officers' Retirement Plan, dated
                  June 28, 1994, filed as Exhibit No. 10(liii) to the
                  Connecticut Natural Gas Corporation's Annual Report on Form
                  10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

           (79)   Amendment to Connecticut Natural Gas Corporation Officers'
                  Retirement Plan, dated June 27, 1995, filed as Exhibit No.
                  10(lxxix) to the Connecticut Natural Gas Corporation's Annual


                  Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission
                  File No. 1-7727)

           (80)   Amendment to Connecticut Natural Gas Corporation Officers'
                  Retirement Plan, dated March 25, 1997, filed as Exhibit No.
                  10(cxii) to the CTG Resources, Inc.'s Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 1997, filed with the
                  Commission on August 14, 1997 (Commission File No. 1-12859)


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

   10      (81)   Amendment to Connecticut Natural Gas Corporation Officer's
                  Retirement Plan, dated January 27, 1998, filed as Exhibit No.
                  10(127) to the CTG Resources, Inc.'s Quarterly Report on Form
                  10-Q for the quarter ended June 30, 1998, filed with the
                  Commission on August 14, 1998 (Commission File No. 1-12859)

           (82)   The Connecticut Natural Gas Corporation Officers' Retirement
                  Plan Trust Agreement, dated January 9, 1989, filed as Exhibit
                  No. 10(liv) to the Connecticut Natural Gas Corporation's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1994, filed with the Commission December 27,
                  1994 (Commission File No. 1-7727)

           (83)   First Amendment to the Connecticut Natural Gas Corporation
                  Officers' Retirement Plan and Deferred Compensation Plan
                  Trust Agreement, dated August 5, 1993, filed as Exhibit No.
                  10(lv) to the Connecticut Natural Gas Corporation's Annual
                  Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission
                  File No. 1-7727)

           (84)   Third Amendment to The Connecticut Natural Gas Corporation
                  Officers' Retirement Plan and Deferred Compensation Plan
                  Trust Agreement, dated September 12, 1995, filed as Exhibit
                  No. 10(lxxxi) to the Connecticut Natural Gas Corporation's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1995, filed with the Commission December 18,
                  1995 (Commission File No. 1-7727)

           (85)   Fourth Amendment to The Connecticut Natural Gas Corporation
                  Officers Retirement Plan and Deferred Compensation Plan Trust
                  Agreement, dated March 25, 1997, filed as Exhibit No.
                  10(cxvi) to the CTG Resources, Inc.'s Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1-12859)

           (86)   The Connecticut Natural Gas Corporation Deferred Compensation
                  Plan, as amended, dated January 1, 1993, filed as Exhibit No.
                  10(lvi) to the Connecticut Natural Gas Corporation's Annual
                  Report on Form 10-K for the fiscal year ended September 30,
                  1994, filed with the Commission December 27, 1994 (Commission


                  File No. 1-7727)

           (87)   First Amendment to the Connecticut Natural Gas Corporation
                  Deferred Compensation Plan, dated  December 2, 1993, filed as
                  Exhibit No. 10(lvii) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December
                  27, 1994 (Commission File No. 1-7727)


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

   10      (88)   Second Amendment to the Connecticut Natural Gas Corporation
                  Deferred Compensation Plan, dated June 28, 1994, filed as
                  Exhibit No. 10(lviii) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December
                  27, 1994 (Commission File No. 1-7727)

           (89)   Third Amendment to Connecticut Natural Gas Corporation
                  Deferred Compensation Plan, dated June 27, 1995, filed as
                  Exhibit No. 10(lxxx) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December
                  18, 1995 (Commission File No. 1-7727)

           (90)   Fourth Amendment to Connecticut Natural Gas Corporation
                  Deferred Compensation Plan, dated March 25, 1997, filed as
                  Exhibit No. 10(cxiii) to the CTG Resources, Inc.'s Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File
                  No. 1-12859)

           (91)   Agreement and Declaration of Trust, Connecticut Natural Gas
                  Corporation Employee Benefit Trust, dated December 28, 1987, filed as Exhibit No. 10(lix) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December
                  27, 1994 (Commission File No. 1-7727)

           (92)   First Amendment to Agreement and Declaration of Trust,
                  Connecticut Natural Gas Corporation Employee Benefit Trust,
                  Dated December 2, 1993, filed as Exhibit No. 10(lx) to the
                  Connecticut Natural Gas Corporation's Annual Report on Form
                  10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

           (93)   Second Amendment to Agreement and Declaration of Trust,
                  Connecticut Natural Gas Corporation Employee Benefit Trust, dated March 25, 1997, filed as Exhibit No. 10(cxvii) to the
                  CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1-12859)



           (94)   Agreement and Declaration of Trust, Connecticut Natural Gas
                  Corporation Union Employee Benefit Trust, dated December 2,
                  1993, filed as Exhibit No. 10(lxi) to the Connecticut Natural
                  Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission
                  December 27, 1994 (Commission File No. 1-7727)


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

   10      (95)   First Amendment to Agreement and Declaration of Trust,
                  Connecticut Natural Gas Corporation Union Employee Benefit
                  Trust, dated January 24, 1995, between the Connecticut
                  Natural Gas Corporation and Fleet Bank, N.A., filed as
                  Exhibit No. 10(xcii) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on
                  December 19, 1996 (Commission File No. 1-7727)10

           (96)   CNG Annual Incentive Plan, 1994, filed as Exhibit No.
                  10(lxii) to the Connecticut Natural Gas Corporation's Annual
                  Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission
                  File No. 1-7727)

           (97)   Second Amendment to Connecticut Natural Gas Corporation
                  Employee Savings Plan, dated June 27, 1995, filed as Exhibit
                  No. 10(lxxvi) to the Connecticut Natural Gas Corporation's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1995, filed with the Commission December 18,
                  1995 (Commission File No. 1-7727)

           (98)   Third Amendment to Connecticut Natural Gas Corporation
                  Employee Savings Plan, dated October 31, 1995, filed as
                  Exhibit No. 10(xcvi) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

           (99)   Fourth Amendment to Connecticut Natural Gas Corporation
                  Employee Savings Plan, dated December 19, 1995, filed as
                  Exhibit No. 10(xcvii) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

          (100)   Fifth Amendment to Connecticut Natural Gas Corporation
                  Employee Savings Plan, dated February 27, 1996, filed as
                  Exhibit No. 10(xcviii) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on


                  December 19, 1996 (Commission File No. 1-7727)

          (101)   Sixth Amendment to Connecticut Natural Gas Corporation
                  Employee Savings Plan (As Amended and Restated, Effective as
                  of January 1, 1989), dated May 2, 1997, filed as Exhibit No.
                  10(cxviii) to the CTG Resources, Inc.'s Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 1997, filed with the
                  Commission on August 14, 1997 (Commission File No. 1-12859)


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

   10     (102)   Seventh Amendment to Connecticut Natural Gas Corporation
                  Employee Savings Plan, dated January 27, 1998, filed as
                  Exhibit No. 10.120 to the CTG Resources, Inc.'s Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1998,
                  filed with the Commission on May 4, 1998 (Commission File No.
                  1-12859)

          (103)   Eighth Amendment to Connecticut Natural Gas Corporation
                  Employee Savings Plan, dated May 1, 1998, filed as Exhibit
                  No. 10.121 to the CTG Resources, Inc.'s Quarterly Report on
                  Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 4, 1998 (Commission File No. 1-12859)

          (104)   Ninth Amendment to Connecticut Natural Gas Corporation
                  Employee Savings Plan, dated June 9, 1998, filed as Exhibit
                  No. 10(125) to the CTG Resources, Inc.'s Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998 (Commission File No. 1-12859)

          (105)   Connecticut Natural Gas Corporation Employee Savings Plan
                  Trust Agreement, including amendments thereto, filed as
                  exhibit 4(ii) to the Connecticut Natural Gas Corporation
                  Employee Savings Plan Registration Statement on Form S-8, filed with the Commission on July 20, 1994 (Commission File
                  No. 33-54643)

          (106)   First Amendment to Connecticut Natural Gas Corporation
                  Employee Savings Plan Trust Agreement, dated March 25, 1997, filed as Exhibit No. 10(cx) to the CTG Resources, Inc.'s
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1997, filed with the Commission on August 14, 1997
                  (Commission File No. 1-12859)

          (107)   Second Amendment to Connecticut Natural Gas Corporation Union
                  Employee Savings Plan, dated January 24, 1995, filed as
                  Exhibit No. 10(lxxvii) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December
                  18, 1995 (Commission File No. 1-7727)

          (108)   Third Amendment to Connecticut Natural Gas Corporation Union


                  Employee Savings Plan, dated June 27, 1995, filed as Exhibit
                  No. 10(lxxviii) to the Connecticut Natural Gas Corporation's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1995, filed with the Commission December 18,
                  1995 (Commission File No. 1-7727)


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

   10     (109)   Fourth Amendment to Connecticut Natural Gas Corporation Union
                  Employee Savings Plan, dated October 31, 1995, filed as
                  Exhibit No. 10(xcix) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on
                  December 19, 1996 (Commission File No. 1-7727)

          (110)   Fifth Amendment to Connecticut Natural Gas Corporation Union
                  Employee Savings Plan, dated December 19, 1995, filed as
                  Exhibit No. 10(c) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

          (111)   Sixth Amendment to Connecticut Natural Gas Corporation Union
                  Employee Savings Plan, dated February 27, 1996, filed as
                  Exhibit No. 10(ci) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

          (112)   Seventh Amendment to Connecticut Natural Gas Corporation
                  Union Employee Savings Plan (As Amended and Restated,
                  Effective as of January 1, 1989), dated May 2, 1997, filed as
                  Exhibit No. 10(cxix) to the CTG Resources, Inc.'s Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File
                  No. 1-12859)

          (113)   Eighth Amendment to Connecticut Natural Gas Corporation Union
                  Employee Savings Plan, dated January 27, 1998, filed as
                  Exhibit No. 10.122 to the CTG Resources, Inc.'s Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 4, 1998 (Commission File No.
                  1-12859)

          (114)   Ninth Amendment to Connecticut Natural Gas Corporation Union
                  Employee Savings Plan, dated June 9, 1998, filed as Exhibit
                  No. 10(126) to the CTG Resources, Inc.'s Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 1998, filed with the
                  Commission on August 14, 1998 (Commission File No. 1-12859)


          (115)   Connecticut Natural Gas Corporation Union Employee Savings
                  Plan Trust Agreement, including amendments thereto, filed as exhibit 4(ii) to the Connecticut Natural Gas Corporation
                  Union Employee Savings Plan Registration Statement on Form S-
                  8, filed with the Commission on July 20, 1994 (Commission
                  File No. 33-54653)


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------

   10     (116)   First Amendment to Connecticut Natural Gas Corporation Union
                  Employee Savings Plan Trust Agreement, dated March 25, 1997, filed as Exhibit No. 10(cxi) to the CTG Resources, Inc.'s
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1997, filed with the Commission on August 14, 1997
                  (Commission File No. 1-12859)

          (117)   Amended and Restated CNG Nonemployee Directors' Fee Plan,
                  dated September 29, 1995, filed as Exhibit No. 10(lxxxiv) to the Connecticut Natural Gas Corporation's Annual Report on
                  Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-
                  7727)

          (118) CNG Nonemployee Directors' Fee Plan, dated October 1, 1996, filed as Exhibit No. 10(xciii) to the Connecticut Natural Gas
                  Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

          (119)   First Amendment to CNG Nonemployee Directors' Fee Plan, dated
                  May 2, 1997, filed as Exhibit No. 10(cxxx) to the CTG
                  Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1-12859)

          (120) Second Amendment to CNG Nonemployee Directors' Fee Plan, dated March 24, 1998, filed as Exhibit No. 10.123 to the CTG
                  Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 4, 1998 (Commission File No. 1-12859)

          (121) CNG Nonemployee Directors' Fee Plan Trust Agreement, by and between the Connecticut Natural Gas Corporation and Fleet
                  Bank, N.A., dated September 28, 1995, filed as Exhibit No.
                  10(lxxxv) to the Connecticut Natural Gas Corporation's Annual
                  Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission
                  File No. 1-7727)

          (122)   First Amendment to CNG Nonemployee Directors' Fee Plan Trust


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


   (a)  3. Exhibits (continued)
           --------

      Exhibit
      Number
   ------------
   10     (123)   Second Amendment to CNG Nonemployee Directors' Fee Plan Trust
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

          (124)   Third Amendment to CNG Nonemployee Directors' Fee Plan Trust
                  Agreement, dated March 25, 1997, filed as Exhibit No. 10(cxv) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1-12859)

          (125)   Settlement Agreement and Release of All Claims between
                  Connecticut Natural Gas Corporation and Harry Kraiza, Jr.,
                  dated September 25, 1996, filed as Exhibit No. 10(cii) to the
                  Connecticut Natural Gas Corporation's Annual Report on Form
                  10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-
                  7727)

   11*  Computation of Consolidated Primary and Fully Diluted Earnings Per
        Share

   12   Computation of Ratios
           Not applicable

   13   Annual Report to Stockholders for the Fiscal Year Ended September 30,
        1998
           Not applicable

   16   Letter Regarding Change in Certifying Accountant
           Not applicable

   18   Letter Regarding Change in Accounting Principles
           Not applicable

   21*  Subsidiaries of the Registrant

   22   Published Report Regarding Matters Submitted to Vote of Security
        Holders


           None

   23*  Consent of Independent Public Accountants

   24*  Power of Attorney

   27*  Financial Data Schedule


   (a)  3. Exhibits (concluded)
           --------

      Exhibit
      Number
   ------------

   28   Information from Reports Furnished to State Insurance Regulatory
        Authorities
           Not applicable

   99   Additional Exhibits

            (1)*  Exhibit Index


   99       (2)   Information required by Form 11-K with respect to the
                  Connecticut Natural Gas Corporation Employee Savings Plan for
                  the fiscal year ending December 31, 1997, filed as Exhibit
                  99(2) to the CTG Resources, Inc.'s Annual Report on Form 10-K
                  for the fiscal year ended September 30, 1997, filed with the
                  Commission on December 19, 1997, as amended by Form 10-K
                  Amendment No. 1, filed with the Commission on June 29, 1998
                  (Commission File No. 1-12859)

            (3) Information required by Form 11-K with respect to the Connecticut Natural Gas Corporation Union Employee Savings
                  Plan for the fiscal year ending December 31, 1997, filed as
                  Exhibit 99(3) to the CTG Resources, Inc.'s Annual Report on
                  Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997, as amended by Form
                  10-K Amendment No. 1, filed with the Commission on June 29,
                  1998 (Commission File No. 1-12859)



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


   (b)  Reports on Form 8-K
        -------------------

        There were no current reports filed on Form 8-K during the last quarter of fiscal 1998.


























                        This Page Intentionally Left Blank


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


                                                    CTG RESOURCES, INC.
                                            -----------------------------------
                                                        (Registrant)

                                                 S/ Arthur C. Marquardt
                                           ------------------------------------
                                                   (Arthur C. Marquardt)
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     S/ Arthur C. Marquardt               President, Chief          December 2, 1998
    -------------------------------       Executive Officer and
       (Arthur C. Marquardt)              Director



     S/ James P. Bolduc                   Executive Vice President  December 2, 1998
    -------------------------------       and Chief Financial
       (James P. Bolduc)                  Officer


    S/ Andrew H. Johnson                  Treasurer and Chief       December 2, 1998
    -------------------------------       Accounting Officer
      (Andrew H. Johnson)



     S/ R. L. Babcock                                               December 2, 1998
    -------------------------------
       (R. L. Babcock)
     as Attorney-in-fact for:

            Victor H. Frauenhofer                  Chairman of the Board of
                                                      Directors
            Bessye W. Bennett, Esq.                Director
            Herman J. Fonteyne                     Director
            Beverly L. Hamilton                    Director
            Harvey S. Levenson                     Director
            Denis F. Mullane                       Director
            Richard J. Shima                       Director
            Laurence A. Tanner                     Director
            Michael W. Tomasso                     Director

                        This Page Intentionally Left Blank
                                CTG RESOURCES, INC.
                            Annual Report on Form 10-K
                                  Schedule Index

                       Fiscal Year Ended September 30, 1998

      Item                                   Description
   ----------                                -----------

     II Financial Statement Schedule II; Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 30, 1998, 1997 and 1996

   (d) Financial Statement Schedules
       -----------------------------                                                   Page 1 of 1
                                 CTG RESOURCES, INC. AND SUBSIDIARIES
                                 -------------------------------------
                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    --------------------------------------------------------------
                         FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                         -----------------------------------------------------
                                        (THOUSANDS OF DOLLARS)

   Column A                      Column B          Column C          Column D    Column E
                                                  Additions
                                           ------------------------
                                Balance At   Charged      Charged   Deductions    Balance
                                Beginning   To Costs      To Other     From        At End
   Description                  of Period  And Expenses   Accounts Reserves (1)  of Period
   -----------                  ---------- ------------   -------- -----------   ---------

   YEAR ENDED SEPTEMBER 30, 1998
   -----------------------------
     RESERVE DEDUCTED IN THE
     BALANCE SHEET FROM THE
     ASSET TO WHICH IT APPLIES:
       Allowance for doubtful
          accounts -
             Gas                  $  2,966    $  4,463    $      -    $  4,896    $  2,533
             Other (2)                 473          93         650         466         750
                                  --------    --------    --------    --------    --------
                                  $  3,439    $  4,556    $    650    $  5,362    $  3,283
                                  ========    ========    ========    ========    ========
   YEAR ENDED SEPTEMBER 30, 1997
   -----------------------------
     RESERVE DEDUCTED IN THE
     BALANCE SHEET FROM THE
     ASSET TO WHICH IT APPLIES:
       Allowance for doubtful
          accounts -
             Gas                  $  4,425    $  3,689    $      -    $  5,148    $  2,966
             Other                     394         166           -          87         473
                                  --------    --------    --------    --------    --------
                                  $  4,819    $  3,855    $      -    $  5,235    $  3,439
                                  ========    ========    ========    ========    ========
   YEAR ENDED SEPTEMBER 30, 1996
   -----------------------------
     RESERVE DEDUCTED IN THE
     BALANCE SHEET FROM THE
     ASSET TO WHICH IT APPLIES:
       Allowance for doubtful
          accounts -
             Gas                  $  4,066    $  4,959    $      -    $  4,600    $  4,425
             Other                     524          82           -         212         394
                                  --------    --------    --------    --------    --------
                                  $  4,590    $  5,041    $      -    $  4,812    $  4,819
                                  ========    ========    ========    ========    ========

[FN]
   Note: (1)   Deductions From Reserves include the write-off of uncollectible accounts, net of recoveries of accounts previously written off.
         (2)   $650 Charged to Other Accounts represents the receivables of KBC
               Energy Services, Inc. (See Part I, "Diversified Businesses").