Form 10-Q
period 1998-12-31
CTG RESOURCES INC
filed 1999-02-16
CIK 1026869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    December 31, 1998
                                  ---------------------
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
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to Corporate Issuers). Number of shares of common stock outstanding as of the close of business on February 1, 1999: 8,648,029.

                               FINANCIAL STATEMENTS

                                CTG RESOURCES, INC.




        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position of CTG Resources, Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the three months and twelve months ended December 31, 1998 and 1997 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                                                    "UNAUDITED"
                                CTG RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)


                                                Dec. 31,  Sept. 30,    Dec. 31,
                     ASSETS                       1998       1998        1997
                     ------                    ---------  ---------   ---------
   Plant and Equipment:
      Regulated energy                         $ 450,897  $ 447,463   $ 426,915
      Unregulated energy                          63,202     63,079      60,615
      Construction work in progress                3,777      3,647       8,075
                                               ---------  ---------   ---------
                                                 517,876    514,189     495,605
      Less-Allowance for depreciation            180,326    176,173     165,555
                                               ---------  ---------   ---------
                                                 337,550    338,016     330,050
                                               ---------  ---------   ---------

   Investments, at equity                         11,341     11,821      11,118
                                               ---------  ---------   ---------
   Current Assets:
      Cash and cash equivalents                      981      1,264       3,527
      Accounts and notes receivable               46,470     34,796      45,341
      Allowance for doubtful accounts             (3,389)    (3,283)     (3,551)
      Accrued utility revenue                     17,892      3,789      20,313
      Inventories                                 19,210     17,852      14,414
      Prepaid expenses                             5,743     11,707       5,213
                                               ---------  ---------   ---------
                                                  86,907     66,125      85,257
                                               ---------  ---------   ---------
   Deferred Charges and Other Assets:
      Unrecovered future taxes                     9,654     10,734      14,111
      Other assets                                30,976     32,485      23,161
                                               ---------  ---------   ---------
                                                  40,630     43,219      37,272
                                               ---------  ---------   ---------
                                               $ 476,428  $ 459,181   $ 463,697
                                               =========  =========   =========



                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                     CONSOLIDATED BALANCE SHEETS (Concluded)
                                (Dollars in Thousands)


                                                Dec. 31,  Sept. 30,    Dec. 31,
         CAPITALIZATION AND LIABILITIES           1998       1998        1997
         ------------------------------        ---------  ---------   ---------
   Capitalization:
      Common Stock                             $  67,448   $ 67,448    $ 67,569
      Retained Earnings                           59,908     56,447      55,868
                                               ---------  ---------   ---------
                                                 127,356    123,895     123,437
      Unearned compensation -
         Restricted stock awards                    (449)      (498)       (932)
                                               ---------  ---------   ---------
         Common stock equity                     126,907    123,397     122,505
      Preferred stock, not subject to
         mandatory redemption                        879        879         883
      Long-term debt                             217,540    215,852     187,374
                                               ---------  ---------   ---------
                                                 345,326    340,128     310,762
                                               ---------  ---------   ---------

   Current Liabilities:
      Current portion of long-term debt            3,234      5,733       4,085
      Notes Payable                               15,000      2,000      30,500
      Accounts payable and accrued expenses       31,705     30,813      32,369
      Refundable purchased gas costs               4,059      1,640       5,577
      Accrued liabilities                          1,001      5,024       8,211
                                               ---------  ---------   ---------
                                                  54,999     45,210      80,742
                                               ---------  ---------   ---------
   Deferred Credits:
      Deferred income taxes                       53,169     50,175      45,642
      Unfunded deferred income taxes               9,654     10,734      14,111
      Investment tax credits                       2,707      2,761       2,927
      Refundable taxes                             4,314      4,252       3,491
      Other                                        6,259      5,921       6,022
                                               ---------  ---------   ---------
                                                  76,103     73,843      72,193
                                               ---------  ---------   ---------
                                               $ 476,428  $ 459,181   $ 463,697
                                               =========  =========   =========

                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                         CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands except for per share data)

                                                   Three Months Ended
                                                     December 31,
                                              ----------------------------
                                                  1998             1997
                                              ----------       ----------

   Operating Revenues                         $   81,679       $   92,396
   Less:  Cost of Energy                          44,390           51,292
          State Gross Receipts Tax                 2,809            3,369
                                              ----------       ----------
   Operating Margin                               34,480           37,735
                                              ----------       ----------
   Other Operating Expenses:
      Operations & maintenance expenses           13,811           13,523
      Depreciation                                 5,000            4,689
      Income taxes                                 4,462            6,238
      Other taxes                                  1,815            1,813
                                              ----------       ----------
                                                  25,088           26,263
                                              ----------       ----------
   Operating Income                                9,392           11,472
                                              ----------       ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                            7               49
      Equity in partnership earnings                 494              874
      Other income                                   373              188
      Income Taxes                                  (316)            (561)
                                              ----------       ----------
                                                     558              550
                                              ----------       ----------
   Interest and Debt Expense                       4,258            3,899
                                              ----------       ----------
   Net Income                                      5,692            8,123
   Less-Dividends on Preferred Stock                  15               15
                                              ----------       ----------
   Net Income Applicable to Common Stock      $    5,677       $    8,108
                                              ==========       ==========
   Income Per Average Share of
      Common Stock:
      Basic                                   $     0.66       $     0.85
                                              ==========       ==========
      Fully diluted                           $     0.65       $     0.85
                                              ==========       ==========
   Average Common Shares Outstanding
      During the Period:
      Basic                                    8,648,029        9,521,734
                                              ==========       ==========
      Fully diluted                            8,679,829        9,576,483
                                              ==========       ==========

   Dividends Per Share of Common Stock        $     0.26       $     0.25
                                              ==========       ==========

                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                         CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands except for per share data)

                                                     Twelve Months Ended
                                                        December 31,
                                                ----------------------------
                                                     1998             1997
                                                 ----------       ----------
   Operating Revenues                            $  272,031       $  308,692
   Less:  Cost of Energy                            143,782          167,971
          State Gross Receipts Tax                    9,100           11,006
                                                 ----------       ----------
   Operating Margin                                 119,149          129,715
                                                 ----------       ----------

   Operating Expenses:
      Operations & maintenance expenses              54,273           56,500
      Depreciation                                   19,616           18,461
      Income taxes                                   10,434           17,219
      Other taxes                                     7,451            7,600
                                                 ----------       ----------
                                                     91,774           99,780
                                                 ----------       ----------
   Operating Income                                  27,375           29,935
                                                 ----------       ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                              19              125
      Equity in partnership earnings                  2,891            2,933
      Other deductions                                 (597)              19
      Income Taxes                                     (641)            (923)
                                                 ----------       ----------
                                                      1,672            2,154
                                                 ----------       ----------
   Interest and Debt Expense                         16,283           13,607
                                                 ----------       ----------
   Net Income                                        12,764           18,482
   Less-Dividends on Preferred Stock                     61               61
                                                 ----------       ----------
   Net Income Applicable to Common Stock         $   12,703       $   18,421
                                                 ==========       ==========
   Income Per Average Share of
      Common Stock:
      Basic                                      $     1.47       $     1.78
                                                 ==========       ==========
      Fully diluted                              $     1.44       $     1.78
                                                 ==========       ==========
   Average Common Shares Outstanding
      During the Period:
      Basic                                       8,651,127       10,354,387
                                                 ==========       ==========
      Fully diluted                               8,843,005       10,368,187
                                                 ==========       ==========

   Dividends Per Share of Common Stock           $     1.01       $     1.39
                                                 ==========       ==========

                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Dollars in Thousands)



                                                      Three Months Ended
                                                        December 31,
                                                    ----------------------
                                                        1998        1997
                                                        ----        ----

   Cash Flows from Operations                         $ (6,681)   $(10,284)
                                                      --------    --------

   Cash Flows for Investing Activities:
      Capital expenditures                              (5,413)     (4,322)
      Cash distributions received from
        investments                                        974         244
      Other, net                                           879       2,265
                                                      --------    --------
      Net cash used in investing activities             (3,560)     (1,813)
                                                      --------    --------
   Cash Flows from Financing Activities:
      Dividends paid                                    (2,231)     (2,178)
      Issue/(repurchase) of common stock, net                -     (52,839)
      Other stock activity, net                              -          (2)
      Issuance of long-term debt                        35,000      64,000
      Principal retired on long-term debt               (5,011)       (815)
      Short-term debt                                  (17,800)      3,000
                                                      --------    --------
      Net cash provided by
         financing activities                            9,958      11,166
                                                      --------    --------
   Decrease in Cash and
      Cash Equivalents                                    (283)       (931)
   Cash and Cash Equivalents at
      Beginning of Period                                1,264       4,458
                                                      --------    --------
   Cash and Cash Equivalents at
      End of Period                                   $    981    $  3,527
                                                      ========    ========





                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                             (Dollars in Thousands)


                                                      Three Months Ended
                                                        December 31,
                                                    ----------------------
                                                        1998        1997
                                                        ----        ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Net Income                                      $  5,692    $  8,123
                                                      --------    --------
      Adjustments to reconcile net income
         to net cash:
         Depreciation and amortization                   5,170       4,895
         Provision for uncollectible accounts            1,336       1,732
         Deferred income taxes, net                      3,002       1,285
         Equity in partnership earnings                   (494)       (874)
      Change in assets and liabilities:
         Accounts receivable                           (12,821)    (18,037)
         Accrued utility revenue                       (14,103)    (15,689)
         Inventories                                    (1,358)      3,170
         Purchased gas costs                             2,419         863
         Prepaid expenses                                5,964       3,690
         Accounts payable and accrued expenses          (3,131)       (544)
         Other assets/liabilities                        1,643       1,102
                                                      --------    --------
           Total adjustments                           (12,373)    (18,407)
                                                      --------    --------

      Cash flows from operations                      $ (6,681)   $(10,284)
                                                      ========    ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)            $  6,637    $  3,869
                                                      ========    ========
      Income taxes/(refunds)                          $   (294)   $  1,614
                                                      ========    ========

                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Dollars in Thousands)


                                                     Twelve Months Ended
                                                        December 31,
                                                    ----------------------
                                                        1998        1997
                                                        ----        ----

   Cash Flows from Operations                         $ 30,368    $ 27,389
                                                      --------    --------

   Cash Flows for Investing Activities:
      Capital expenditures                             (23,526)    (25,293)
      Purchase of cogeneration assets                  (17,067)          -
      Cash distributions received from
        investments                                      3,173       1,805
      Other,net                                           (485)      2,109
                                                      --------    --------
      Net cash used in investing activities            (37,905)    (21,379)
                                                      --------    --------
   Cash Flows from Financing Activities:
      Dividends paid                                    (8,710)    (14,348)
      Issuance/(repurchase) of common
         stock, net                                       (112)    (53,473)
      Other stock activity, net                             (2)        486
      Issuance of long-term debt                        45,600      64,000
      Principal retired on long-term debt              (16,285)    (22,084)
      Short-term debt                                  (15,500)     21,500
                                                      --------    --------
      Net cash provided/(used) by
         financing activities                            4,991      (3,919)
                                                      --------    --------
   Increase/(Decrease) in Cash and
      Cash Equivalents                                  (2,546)      2,091
   Cash and Cash Equivalents at
      Beginning of Period                                3,527       1,436
                                                      --------    --------
   Cash and Cash Equivalents at
      End of Period                                   $    981    $  3,527
                                                      ========    ========




                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Dollars in Thousands)


                                                     Twelve Months Ended
                                                        December 31,
                                                    ----------------------
                                                        1998        1997
                                                        ----        ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Net Income                                      $ 12,765    $ 18,482
                                                      --------    --------
      Adjustments to reconcile net income
         to net cash:
         Depreciation and amortization                  20,578      19,162
         Provision for uncollectible accounts            4,648       4,259
         Deferred income taxes, net                      8,131       5,119
         Equity in partnership earnings                 (2,891)     (2,933)
      Change in assets and liabilities:
         Accounts receivable                            (5,083)     (8,576)
         Accrued utility revenue                         2,421      (3,938)
         Inventories                                    (4,796)       (422)
         Purchased gas costs                            (1,518)      2,262
         Prepaid expenses                                 (530)     (1,505)
         Accounts payable and accrued expenses          (7,410)     (2,516)
         Other assets/liabilities                        4,053      (2,005)
                                                      --------    --------
           Total adjustments                            17,603       8,907
                                                      --------    --------

      Cash flows from operations                      $ 30,368    $ 27,389
                                                      ========    ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)            $ 12,823    $ 11,991
                                                      ========    ========
      Income taxes                                    $  8,027    $  8,358
                                                      ========    ========


                                                                    "UNAUDITED"

                               CTG RESOURCES, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998
                              (Thousands of Dollars)


   (1)  Long-term Debt

        In October 1998, CTG's wholly-owned, unregulated subsidiary, The Energy Network, Inc. ("TEN") issued $15,000 of Senior Secured Notes, due in 2010, at 6.9%. The full amount of the principal is due at maturity. The proceeds were used to repay short-term debt that was used to finance the purchase and repowering of the Hartford Hospital cogeneration facility. The September 30, 1998, financial statements reflect the classification of the debt that was retired as a result of this refinancing as long-term debt.

        In October 1998, the Company issued a total of $20,000 of MTNs at 6.04%, due 2008. These MTNs are unsecured and have no call provisions or sinking fund requirements. The proceeds were used primarily to refinance $15,800 of short-term debt that was outstanding at fiscal year-end 1998. The long-term debt amount shown on the balance sheet at September 30, 1998, includes $15,800 of these MTNs.

        In October 1998, the Company exercised its option to redeem $2,500 in principal of its 9.16%, Series AA First Mortgage Bonds in addition to the scheduled redemption of $2,500, for a total of $5,000.



   (2)  Legal Proceedings

        In 1995 certain Connecticut plumbers and HVAC contractors filed a class action suit against CTG's wholly-owned regulated gas distribution subsidiary, Connecticut Natural Gas Corporation ("CNG"), and the State's two other local natural gas distribution companies ("LDCs"), claiming that the LDCs engaged in unfair trade practices relating to customer service work. The plumbers and contractors assert claims for profits which they allege were lost during prior years. In January 1998, the court granted CNG's motion to strike all but one count of the complaint: the antitrust conspiracy claim. The plumbers and contractors subsequently filed two additional lawsuits against CNG alleging violations arising from the same business activities as in the first lawsuit. All of the cases were assigned to the State's complex litigation docket. In February 1999, the court denied the motion of the plumbers and contractors to certify a class action in one of the three cases. There has not been any settlement demand or formal statement of alleged damages. As a result, management cannot estimate the Company's potential exposure related to these claims. The Company is vigorously defending this matter.


   (3)  Adriaen's Landing

        During fiscal 1998, the Company was approached by local businesses and government agencies regarding the development of a stadium for the New England Patriots football team, along with a convention center and hotel and retail, recreational and housing facilities. The development, known as Adriaen's Landing, is to be built on a site that includes the Company's headquarters, gas operations center and steam and chilled water production facilities. In order to accommodate the development as currently planned, the Company would be required to relocate those facilities. A relocation would have a significant impact on the Company's business and operations during the transition. The Company believes that the Adriaen's Landing project would be beneficial to the Greater Hartford area and provides an opportunity for new customers to the Company. The Company has indicated its willingness to relocate provided that the relocation is accomplished in a way that will not materially disadvantage the Company or its customers.

        The Adriaen's Landing site, including the Company's property, contains contaminants, some of which originated during the Company's former gas manufacturing activities. The Company believes that if the development activities trigger the remediation of contamination on the Company's property, the cost of the remediation should be regarded as part of the project development costs. Prior decisions of the Connecticut Department of Public Utility Control ("DPUC") indicate that the costs of remediating property that is found to have been contaminated by a gas utility's former gas manufacturing activities are generally recoverable from the utility's customers.

        Discussions concerning the relocation of the Company's facilities continued during the first quarter of fiscal 1999. Although agreement has not yet been reached concerning the manner of the relocation and the payment of relocation and any related remediation costs, the Company expects to be able to reach an agreement that will be satisfactory to the Company. If an agreement cannot be reached, the Secretary of the Office of Policy and Management of the State of Connecticut has the authority under recently enacted legislation to condemn the property on which the Company's facilities are located for use as a stadium. Although the Company would be entitled to just compensation for the value of its properties taken, as well as certain relocation costs, the ultimate amount of the compensation in any such condemnation would be subject to court determination.


   (4)  Reclassifications

        Certain prior year amounts have been reclassified to conform with current year classifications.


                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                DECEMBER 31, 1998
               (Dollars in Thousands Except for Per Share Amounts)


   CTG Resources, Inc. ("the Company" or "CTG") is a holding company and parent of the Connecticut Natural Gas Corporation ("CNG") and The Energy Network, Inc. ("TEN"). CNG is an energy provider engaged in the regulated distribution, sale and transportation of natural gas. TEN holds and operates, through divisions or wholly-owned subsidiaries, CTG's unregulated, diversified businesses which are primarily engaged in district heating and cooling and also include the Company's equity investments in two partnerships, one of which is the Iroquois Gas Transmission System ("Iroquois").


   RESULTS OF OPERATIONS

   The Company recorded consolidated earnings per share of $.66 for the quarter and $1.47 for the twelve months ended December 31, 1998, compared to $.85 for the quarter, and $1.78 for the twelve months ended December 31, 1997. The principal factors which affected fiscal 1999 earnings are warmer winter heating season weather and lower weighted average shares outstanding as a result of the October 1997 stock repurchase.


   Operating Margin

   The following table presents the changes in gas revenues, gas operating margin, heating degree days (a measure of weather) and gas deliveries for all periods reported in the statements of income:

                             Three Months Ended       Twelve Months Ended
                                December 31,             December 31,
                               1998         1997        1998         1997
                             --------     --------    --------     --------
   Gas Revenues              $ 77,055     $ 87,627    $251,309     $286,672
                             ========     ========    ========     ========
   Gas Operating Margin      $ 31,716     $ 34,720    $105,672     $114,677
                             ========     ========    ========     ========
   Heating Degree Days          1,960        2,269       5,234        6,156
                                =====        =====       =====        =====
   Commodity and
      Transportation
      Volumes(mmcf):
      Firm Gas Sales            5,953        7,260      19,289       22,799
      Interruptible Gas
        Sales                   2,584        2,886       8,753        9,630
      Off-System Gas
        Sales                   3,906        2,163      13,203        9,080
      Transportation
        Services                1,281        1,102       4,555        4,073
                               ------       ------      ------       ------
         Total                 13,724       13,411      45,800       45,582
                               ======       ======      ======       ======

   Gas operating margin is equal to gas revenues less the cost of gas and Connecticut gross revenues tax. A lower gas operating margin was earned in both the first quarter and twelve months ended periods of fiscal 1999 as compared to fiscal 1998. Warmer weather during the winter heating season is the principal reason for this decrease in gas operating margin. Although overall gas throughput is higher in fiscal 1999, the warmer winter weather has resulted in fewer sales of gas to the higher-margin firm and interruptible classes of customers for winter heating.

   Any change in the volumes of sales to firm customers has the greatest impact on operating margins. The Company continues to add firm heating customers from year to year, but the full potential benefit to earnings from these additional heating customers is somewhat diminished by the effects of the warmer winter weather.

   Although interruptible sales were also lower, the contribution from interruptible margins was higher in fiscal 1999. The negative impact of lower sales because of the warmer weather was offset by the benefit of lower gas costs. Off-system sales have been higher in fiscal 1999. These sales increased the contribution to margin and offset some of the negative impacts discussed above.


   Weather Stabilization Program

   In September 1998, CNG purchased an insurance product for the winter heating season (November through March). The program is designed to reduce the effects of abnormal winter weather on earnings. This program helps to offset lost margins and thus provides the Company with additional earnings in the event of significantly warmer winter weather in return for an insurance premium which increases in the event of significantly colder winter weather. Benefits received or premiums paid are recorded as corporate insurance credits or costs. In the first quarter of fiscal 1999 the Company recorded a benefit to earnings from this program of approximately $379, net of income taxes.

   Operations and Maintenance Expenses

   Consolidated operations and maintenance ("O&M") expenses are higher in the three months ended December 31, 1998 as compared to the three months ended December 31, 1997 and lower in the twelve months ended December 31, 1998 as compared to the twelve months ended December 31, 1997. In the first quarter of fiscal 1999 the Company began to record operating expenses for the cogeneration plant which was purchased by TEN in June 1998, subsequently repowered, and brought on line in December 1998 to serve a large local hospital complex (See Earnings from Diversified Operations, below). Absent this item, consolidated O&M expenses are lower from year to year between the two comparable first quarters. The Company has recorded many variations in O&M expenses between all comparable periods which tend to offset each other, as discussed below.

   Between the comparable first quarters ended December 31, 1998 and 1997, lower costs have been incurred for pension related costs, corporate insurance and bad debts. Higher expenses have been recorded for compensation, computer-related services and other outside purchased services.

   In the twelve months ended December 1998, as compared to the twelve months ended December 1997, lower expenses have been recorded for corporate insurance, workers' compensation insurance, amortized costs related to


   regulatory proceedings, and other outside purchased services. Increases in expenses were recorded in the areas of compensation and computer related services.

   Pension costs reflect a reduction in expenses because of favorable plan performance and changes in actuarial assumptions in the plans. Corporate insurance costs reflect the benefit of the weather stabilization insurance program described above. Workers' Compensation insurance costs have declined because of lower actual and projected claims realized as a result of the Company's aggressive management of claims. Variations in levels of bad debt expenses typically relate to customers' natural gas bills and actual collection levels. Compensation expenses reflect increases in wages and salaries as well as higher payments made related to incentive awards and commissions. Changes in levels of expenses for other outside purchased services primarily reflect higher costs for legal services and lower costs for communications services.


   Income Taxes

   Recorded income taxes were lower for both the three and twelve months ended December 1998, as compared to 1997, primarily because of lower taxable income. Other factors include a gradual phase-in of a lower State of Connecticut corporate income tax rate and income tax benefits related to changes in required levels of income tax reserves resulting from the resolution of various tax audits.


   Other Income (Deductions)

   Other Deductions for the twelve months ended December 31, 1998 include costs related to the closing of certain diversified operations during fiscal 1998, as discussed below. Without the impact of these costs, the Company would have recorded Other Income in all periods.

   Between the comparable three months ended periods, higher income from merchandising operations and from the investment of trust funds and lower costs for life insurance premiums are partially offset by higher promotional and advertising expenses.

   In the twelve months ended December 31, 1998, as compared to the twelve months ended December 31, 1997, higher income from merchandising operations, lower costs for life insurance premiums and lower promotional and advertising expenses are partially offset by less income from investments.


   Interest and Debt Expense

   Higher interest and debt expense has been recorded in fiscal 1999 primarily because of additional long-term debt issued during the first quarter of both fiscal 1999 and fiscal 1998 (See Financing Activities).


   Earnings from Diversified Businesses

   The Company's diversified, unregulated businesses recorded a loss of $(.01)
   per share for the quarter and no earnings per share for the twelve months ended December 1998, compared to earnings per share of $.06 for the quarter and $.25 for the twelve months ended December 1997.  The cost of the added debt issued to finance the repurchase of CTG Common Stock by TEN in October


   1997 reduced December 1998 earnings per share by $(.02) for the quarter and $(.17) for the twelve months ended December 1998.

   The reduction in both the three months and twelve months ended December 31, 1998 earnings, as compared with similar periods ending December 31, 1997, reflects lower sales for both steam and hot water for heating, because of the warmer winter weather, and costs related to new business development activities. These items which reduced income in fiscal 1999 were partially offset by higher chilled water sales and lower energy and production costs for district heating and cooling. The twelve months ended December 1998 also includes charges to income related to the wind down of certain operations in fiscal 1998.

   In June 1998, TEN purchased a cogeneration facility which supplies a major local hospital with steam and electricity and sells electricity to the local electric utility. The repowering of this facility was completed and the hospital complex began to receive steam and chilled water from TEN in December 1998.

   TEN's earnings from its equity interest in two partnerships are lower in fiscal 1999. The majority of these earnings are from Iroquois, and in August 1998 Iroquois' approved tariffs allowed by the Federal Energy Regulatory Commission were reduced, resulting in lower income.



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

   Available short-term borrowings and cash on hand provided the necessary cash for the Company's operations, dividend payments, long-term debt principal payments and construction expenditures during the first quarter of both fiscal 1999 and 1998.

   Proceeds from long-term debt issued in the first quarter of fiscal 1999 were used to refinance short-term debt. Long-term debt issued in the first quarter of fiscal 1998 was used to finance a stock repurchase and to retire existing short-term debt.

   In the twelve months ended December 31, 1998 and 1997, available cash from operations, together with short-term borrowings, paid for expenses related to operations and for construction, dividends and principal payments on long-term debt.


   Financing Activities

   In October 1998, the Company exercised its option to redeem $2,500 in principal of its 9.16%, Series AA First Mortgage Bonds in addition to the scheduled redemption of $2,500, for a total of $5,000.

   In October 1998, the Company refinanced $30,800 of short-term borrowings with long-term debt. TEN issued $15,000 of Senior Secured Notes, due in 2010, at 6.9%. The full amount of the principal is due at maturity. The proceeds were used to repay short-term debt that was used to finance the purchase and repowering of a local cogeneration facility. CNG issued a total of $20,000 of MTNs at 6.04%, due 2008. These MTNs are unsecured and have no call provisions or sinking fund requirements. The proceeds were used primarily to refinance short-term debt that was outstanding. The September 30, 1998, balance sheet reflects $15,000 of TEN's and $15,800 of CNG's short-term debt amounts that were retired in this financing as long-term debt.

   In the first quarter of fiscal 1999 the Company renewed TEN's expiring 364-day, $10,000 line of credit through September 28, 1999.


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


   The Energy Network Alliance

   In October 1998, TEN entered into a marketing alliance with Pratt & Whitney Canada, Inc., Carrier Corporation and Oxford Technologies, Inc. to provide energy for heating, cooling and electricity to large commercial, industrial and institutional facilities by combining cogeneration and district energy. As its role in this alliance, TEN would own and operate the district energy plants which will be installed on-site at each facility and equipped with state-of-the-art energy systems provided by the other members of the alliance. TEN's participation in this alliance is in keeping with TEN's strategic plan to focus its investments in fixed assets in capital intensive businesses.


   Market Risk

   The Company's exposure to market risk comes primarily from changing natural gas prices. All of the Company's gas sales are designed to fully recover the Company's cost of gas. The Company passes on to its firm customers changes in gas costs from those reflected in its tariffs under purchased gas adjustment provisions allowed by the Connecticut Department of Public Utility Control ("DPUC"). Interruptible and off-system sales are priced competitively at not less than the Company's cost of gas associated with those sales plus applicable taxes and margin. Some interruptible and off-system sales are made under fixed price sales contracts. For such sales the Company secures its margin and protects against potential losses that could be caused by changes in gas prices by buying and storing natural gas for these contracts at a fixed price at the beginning of the contract period. Transportation services are also delivered at cost-based rates.


   All but one issue of the Company's long-term debt are at fixed rates of interest. The $10,600 of Industrial Revenue Variable Rate Demand Bonds issued by TEN in October 1998 are at a variable rate of interest which is set weekly. The Company has no derivative or hedging agreements.


   Adriaen's Landing

   During fiscal 1998, the Company was approached by local businesses and government agencies regarding the development of a stadium for the New England Patriots football team, along with a convention center and hotel and retail, recreational and housing facilities. The development, known as Adriaen's Landing, is to be built on a site that includes the Company's headquarters, gas operations center and steam and chilled water production facilities. In order to accommodate the development as currently planned, the Company would be required to relocate those facilities. A relocation would have a significant impact on the Company's business and operations during the transition. The Company believes that the Adriaen's Landing project would be beneficial to the Greater Hartford area and provides an opportunity for new customers to the Company. The Company has indicated its willingness to relocate provided that the relocation is accomplished in a way that will not materially disadvantage the Company or its customers.

   The Adriaen's Landing site, including the Company's property, contains contaminants, some of which originated during the Company's former gas manufacturing activities. The Company believes that if the development activities trigger the remediation of contamination on the Company's property, the cost of the remediation should be regarded as part of the project development costs. Prior decisions of the DPUC indicate that the costs of remediating property that is found to have been contaminated by a gas utility's former gas manufacturing activities are generally recoverable from the utility's customers.

   Discussions concerning the relocation of the Company's facilities continued during the first quarter of fiscal 1999. Although agreement has not yet been reached concerning the manner of the relocation and the payment of relocation and any related remediation costs, the Company expects to be able to reach an agreement that will be satisfactory to the Company. If an agreement cannot be reached, the Secretary of the Office of Policy and Management of the State of Connecticut has the authority under recently enacted legislation to condemn the property on which the Company's facilities are located for use as a stadium. Although the Company would be entitled to just compensation for the value of its properties taken, as well as certain relocation costs, the ultimate amount of the compensation in any such condemnation would be subject to court determination.


   Offer to Purchase District Heating and Cooling Facilities

   On February 5, 1999, the Company received an unsolicited offer from the Connecticut Resources Recovery Authority ("CRRA") to purchase the Company's district heating and cooling ("DHC") assets. The Company is evaluating the offer. The CRRA is a quasi-governmental authority that owns waste-to-energy facilities in Connecticut, including a plant that generates steam and electricity from a site near the Company's DHC system in Hartford, Connecticut. Certain of the Company's DHC facilities that are the subject of the offer are located on the site of the proposed Adriaen's Landing project (See Adriaen's Landing, above).

   Legal Proceedings

   In 1995 certain Connecticut plumbers and HVAC contractors filed a class action suit against CNG and the State's two other local natural gas distribution companies ("LDCs"), claiming that the LDCs engaged in unfair trade practices relating to customer service work. The plumbers and contractors assert claims for profits which they allege were lost during prior years. In January 1998, the court granted CNG's motion to strike all but one count of the complaint: the antitrust conspiracy claim. The plumbers and contractors subsequently filed two additional lawsuits against CNG alleging violations arising from the same business activities as in the first lawsuit. All of the cases were assigned to the State's complex litigation docket. In February 1999, the court denied the motion of the plumbers and contractors to certify a class action in one of the three cases. There has not been any settlement demand or formal statement of alleged damages. As a result, management cannot estimate the Company's potential exposure related to these claims. The Company is vigorously defending this matter.


   YEAR 2000 COMPLIANCE

   CTG 's State of Readiness

   CTG has been preparing for Year 2000 ("Y2k") issues for a number of years. In 1989, CTG started the implementation of a Long-Range Information Systems Plan that addressed the replacement or redevelopment of all key CTG applications. All systems replaced or redeveloped since 1989 were required to be Y2k compliant. In January 1998, a task force was organized to address all Y2k issues throughout CTG operations. The task force, headed by a Y2k compliance officer, is comprised of individuals from every business unit within CTG and is charged with assembling an inventory of date impacted systems, identifying critical vendors and customers for compliance, prioritizing non-compliant systems, identifying critical dates for compliance, developing and executing test plans for all critical high priority application programs and embedded technology, developing contingency plans for non-compliant vendors and systems, and certifying that all systems and critical vendors are compliant. A subcommittee was also formed to communicate with the Board of Directors, customers, stockholders, DPUC, vendors, and employees of CTG regarding the status of CTG activities. All of the above-noted activities of the task force, with the exception of developing contingency plans and the system testing and certification phases, were completed during the last quarter of calendar year 1998. Contingency plans will be completed during the first quarter of calendar 1999. The testing and certification of systems and critical vendors will be completed during the remaining months of calendar 1999.

   The purpose of system tests is to verify that the date-sensitive features of these systems will perform properly in the year 2000. CTG has four systems that are not compliant at this time (Payroll/HR, Computer Aided Dispatch, Supervision Control and Data Acquisition, and TEN's financial system). Through the normal replacement schedule, these systems will be brought into compliance by calendar year-end 1999.

   In April 1998, a letter and survey were sent to CTG's vendors requesting a status of their Y2k efforts. In September 1998, a second letter and survey were sent to vendors which did not respond. For all critical vendors which are not Y2k compliant by the critical dates identified, CTG will make arrangements for alternate suppliers and service providers. This process will continue to take place throughout 1999. Parts and materials purchased


   from non-compliant vendors which are critical to CTG's operations will be acquired in adequate quantities and inventoried prior to the end of 1999.

   Although not all vendors have returned surveys, no third parties with whom CTG has significant business relationships have disclosed problems which would indicate the potential for business interruptions.


   Costs to Address CTG's Year 2000 Issues

   CTG has not incurred significant incremental costs, nor does it expect to incur significant outside consulting costs, relating to the Y2k issue. In accordance with the aforementioned Long-Range Information Systems Plan, CTG has been replacing or redeveloping its major computer applications during the past decade and the timetable called for by this plan was not accelerated as a result of the advent of the Y2k issue.


   Risks of CTG's Year 2000 Issues

   CTG's current schedule is subject to change, depending on developments that may arise through unforeseen business circumstances and through the remediation and testing phases of our compliance effort. CTG also depends upon third parties, including customers, suppliers, government agencies and financial institutions, to reliably deliver products and services. Although CTG has not received responses from all third parties, CTG has not identified any known Y2k-related event, trend, demand, commitment, or uncertainty which would likely have a material effect on CTG's business, results of operations, liquidity, capital resources or financial condition. CTG has canvassed its critical vendors and no such vendor has indicated it will not be Y2k compliant. CTG has assigned critical dates for vendors to show compliance throughout 1999. If a vendor does not show compliance by a specific date, CTG will either find a replacement vendor or develop a work-around for such noncompliance.

   Based on the current schedule for completion of Y2k tasks, CTG believes its planning is adequate to secure Y2k readiness of critical systems and operations. CTG is not able to predict all the factors that could cause actual results to differ materially from its current expectations regarding its Y2k readiness. However, if CTG and/or third parties with whom CTG has a significant business relationships fail to achieve Y2k readiness with respect to critical systems or operations, there could be a material adverse effect on CTG's results of operations and financial position.


   CTG's Contingency Plans

   CTG's contingency plans include selecting alternate vendors that are Y2k compliant, using back-up systems which do not rely on computers, and obtaining and stocking critical parts and materials. Critical dates for compliance have been established for systems and vendors utilized throughout CTG. These critical dates have been established in order to allow sufficient time for CTG to either remediate any date-sensitive features in existing computer software and applications critical to CTG's business or to acquire services and products from alternate providers who are Y2k compliant. Contingency planning is an ongoing process and will continue throughout 1999.


   FORWARD LOOKING INFORMATION

   This report and other Company reports, including filings with the Securities and Exchange Commission, press releases and oral statements, contain forward looking statements. Such statements include but are not limited to disclosures about Adriaen's Landing, an Offer to Purchase District Heating and Cooling Facilities, Operating Margin, the Weather Stabilization Program, changes in Operating and Maintenance expenses, Income Taxes, Market Risk, Legal Proceedings, Year 2000 Compliance, a Forward Equity Purchase Agreement and the Energy Network Alliance.

   Forward looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. The Company cautions that, while it believes such statements to be reasonable and makes them in good faith, actual results almost always vary from expectations, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the regulatory environment, legislative and judicial developments which affect the Company or significant groups of its customers, economic conditions in the Company's service territory, fluctuations in energy-related commodity prices, customer conservation efforts, financial market conditions, interest rate fluctuations, customers' preferences, unforeseen competition, and other uncertainties, all of which are difficult to predict and beyond the control of the Company.


   PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings
   --------------------------
   In 1995 certain Connecticut plumbers and HVAC contractors filed a class action suit against CNG and the State's two other local natural gas distribution companies ("LDCs"), claiming that the LDCs engaged in unfair trade practices relating to customer service work. The plumbers and contractors assert claims for profits which they allege were lost during prior years. In January 1998, the court granted CNG's motion to strike all but one count of the complaint: the antitrust conspiracy claim. The plumbers and contractors subsequently filed two additional lawsuits against CNG alleging violations arising from the same business activities as in the first lawsuit. All of the cases were assigned to the State's complex litigation docket. In February 1999, the court denied the motion of the plumbers and contractors to certify a class action in one of the three cases. There has not been any settlement demand or formal statement of alleged damages. As a result, management cannot estimate the Company's potential exposure related to these claims. The Company is vigorously defending this matter.


   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------
   (a)  Exhibits

        99(1)       Exhibit Index

        3(1)        Amended and Restated Certificate of Incorporation

        3(2)        Amended and Restated By-Laws

        10(126) Memorandum of Agreement among The Energy Network, Inc., Pratt & Whitney Canada Inc., Oxford Technologies, Inc. and Carrier Corporation

        10(127) Independent Consulting Agreement between The Energy Network, Inc. and Oxford Technologies, Inc.

        10(128) Amendment to the 364-day Revolving Credit Agreement between The Energy Network, Inc. and Fleet National Bank

        10(129) Tenth Amendment to the Connecticut Natural Gas Corporation Employee Savings Plan

        10(130) Tenth Amendment to the Connecticut Natural Gas Corporation Union Employee Savings Plan

        27          Financial Data Schedule


   (b) A current report on Form 8-K was filed dated December 1, 1998 to report the declaration of a dividend distribution of one right for each share of Common Stock, to file a copy of a press release announcing the declaration of the dividend distribution of one right for each share of Common Stock, and to file copies of the Rights Agreement and the Form of Letter to Shareholders.













                                     SIGNATURE





   Pursuant  to  the  requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on  its  behalf  by  the undersigned thereunto duly authorized.


                                            CTG RESOURCES, INC.




   Date    02/12/99                     By:   S/ Andrew H. Johnson
       --------------------                 -----------------------------------
                                                    (Andrew H. Johnson)
                                         Treasurer and Chief Accounting Officer


                                            (On behalf of the registrant and as
                                                  Chief Accounting Officer)