Form 10-Q
period 1999-03-31
CTG RESOURCES INC
filed 1999-04-30
CIK 1026869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    March 31, 1999
                                  ---------------------
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
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to Corporate Issuers). Number of shares of common stock outstanding as of the close of business on April 27, 1999: 8,648,029.

                               FINANCIAL STATEMENTS

                                CTG RESOURCES, INC.




        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position of CTG Resources, Inc. as of March 31, 1999 and 1998 and the results of its operations and its cash flows for the three months, six months and twelve months ended March 31, 1999 and 1998 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                                                    "UNAUDITED"
                                CTG RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)


                                               March 31,  Sept. 30,   March 31,
                     ASSETS                       1999       1998        1998
                     ------                    ---------  ---------   ---------
   Plant and Equipment:
      Regulated energy                         $ 453,815  $ 447,463   $ 434,944
      Unregulated energy                          63,251     63,079      61,277
      Construction work in progress                5,535      3,647       1,548
                                               ---------  ---------   ---------
                                                 522,601    514,189     497,769
      Less-Allowance for depreciation            184,658    176,173     169,504
                                               ---------  ---------   ---------
                                                 337,943    338,016     328,265
                                               ---------  ---------   ---------

   Investments, at equity                         11,902     11,821      11,648
                                               ---------  ---------   ---------
   Current Assets:
      Cash and cash equivalents                   21,963      1,264       4,229
      Accounts and notes receivable               61,098     34,796      57,485
      Allowance for doubtful accounts             (5,206)    (3,283)     (5,364)
      Accrued utility revenue                     10,626      3,789      12,277
      Inventories                                 11,635     17,852       8,770
      Prepaid expenses                             5,179     11,707       5,540
                                               ---------  ---------   ---------
                                                 105,295     66,125      82,937
                                               ---------  ---------   ---------
   Deferred Charges and Other Assets:
      Unrecovered future taxes                     8,321     10,734      12,889
      Other assets                                29,081     32,485      22,633
                                               ---------  ---------   ---------
                                                  37,402     43,219      35,522
                                               ---------  ---------   ---------
                                               $ 492,542  $ 459,181   $ 458,372
                                               =========  =========   =========


                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                     CONSOLIDATED BALANCE SHEETS (Concluded)
                                (Dollars in Thousands)


                                               March 31,  Sept. 30,   March 31,
         CAPITALIZATION AND LIABILITIES           1999       1998        1998
         ------------------------------        ---------  ---------   ---------
   Capitalization:
      Common Stock                             $  67,448   $ 67,448    $ 67,445
      Retained Earnings                           69,884     56,447      63,509
                                               ---------  ---------   ---------
                                                 137,332    123,895     130,954
      Unearned compensation -
         Restricted stock awards                    (400)      (498)       (840)
                                               ---------  ---------   ---------
         Common stock equity                     136,932    123,397     130,114
      Preferred stock, not subject to
         mandatory redemption                        879        879         883
      Long-term debt                             217,528    215,852     183,364
                                               ---------  ---------   ---------
                                                 355,339    340,128     314,361
                                               ---------  ---------   ---------

   Current Liabilities:
      Current portion of long-term debt            3,235      5,733       4,086
      Notes Payable                                    -      2,000       6,000
      Accounts payable and accrued expenses       28,546     30,813      34,863
      Refundable purchased gas costs              12,947      1,640       9,980
      Accrued liabilities                         11,640      5,024      14,822
                                               ---------  ---------   ---------
                                                  56,368     45,210      69,751
                                               ---------  ---------   ---------
   Deferred Credits:
      Deferred income taxes                       58,496     50,175      47,674
      Unfunded deferred income taxes               8,321     10,734      12,889
      Investment tax credits                       2,651      2,761       2,871
      Refundable taxes                             4,302      4,252       4,546
      Other                                        7,065      5,921       6,280
                                               ---------  ---------   ---------
                                                  80,835     73,843      74,260
                                               ---------  ---------   ---------
                                               $ 492,542  $ 459,181   $ 458,372
                                               =========  =========   =========

                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                         CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands except for per share data)

                                                       Three Months Ended
                                                           March 31,
                                                   ---------------------------
                                                        1999           1998
                                                    ----------     ----------
   Operating Revenues                               $  113,001     $  105,416
   Less:  Cost of Energy                                59,167         54,622
          State Gross Receipts Tax                       3,934          3,725
                                                    ----------     ----------
   Operating Margin                                     49,900         47,069
                                                    ----------     ----------
   Other Operating Expenses:
      Operations & maintenance expenses                 14,871         15,856
      Depreciation                                       5,086          4,791
      Income taxes                                      11,975         10,246
      Other taxes                                        1,978          2,007
                                                    ----------     ----------
                                                        33,910         32,900
                                                    ----------     ----------
   Operating Income                                     15,990         14,169
                                                    ----------     ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                                 11            (13)
      Equity in partnership earnings                       560            789
      Other income/(deductions)                            191         (1,731)
      Income Taxes                                        (252)           481
                                                    ----------     ----------
                                                           510           (474)
                                                    ----------     ----------
   Income Before Interest Charges                       16,500         13,695
                                                    ----------     ----------
   Interest and Debt Expense                             4,259          3,968
                                                    ----------     ----------
   Net Income                                           12,241          9,727
   Less-Dividends on Preferred Stock                        16             16
                                                    ----------     ----------
   Net Income Applicable to Common Stock            $   12,225     $    9,711
                                                    ==========     ==========
   Income Per Average Share of
      Common Stock:
      Basic                                         $     1.41     $     1.12
                                                    ==========     ==========
      Fully diluted                                 $     1.41     $     1.12
                                                    ==========     ==========
   Average Common Shares Outstanding
      During the Period:
      Basic                                          8,648,029      8,652,171
                                                    ==========     ==========
      Fully diluted                                  8,683,570      8,706,919
                                                    ==========     ==========
   Dividends Per Share of Common Stock              $     0.26     $     0.25
                                                    ==========     ==========

                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                         CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands except for per share data)

                                                        Six Months Ended
                                                           March 31,
                                                   --------------------------
                                                        1999           1998
                                                    ----------     ----------
   Operating Revenues                               $  194,680     $  197,812
   Less:  Cost of Energy                               103,557        105,915
          State Gross Receipts Tax                       6,743          7,094
                                                    ----------     ----------
   Operating Margin                                     84,380         84,803
                                                    ----------     ----------
   Operating Expenses:
      Operations & maintenance expenses                 28,682         29,378
      Depreciation                                      10,086          9,480
      Income taxes                                      16,437         16,484
      Other taxes                                        3,793          3,820
                                                    ----------     ----------
                                                        58,998         59,162
                                                    ----------     ----------
   Operating Income                                     25,382         25,641
                                                    ----------     ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                                 18             35
      Equity in partnership earnings                     1,054          1,663
      Other income/(deductions)                            564         (1,557)
      Income Taxes                                        (568)           (66)
                                                    ----------     ----------
                                                         1,068             75
                                                    ----------     ----------
   Income Before Interest Charges                       26,450         25,716
                                                    ----------     ----------
   Interest and Debt Expense                             8,517          7,866
                                                    ----------     ----------
   Net Income                                           17,933         17,850
   Less-Dividends on Preferred Stock                        31             31
                                                    ----------     ----------
   Net Income Applicable to Common Stock            $   17,902     $   17,819
                                                    ==========     ==========
   Income Per Average Share of
      Common Stock:
      Basic                                         $     2.07     $     1.96
                                                    ==========     ==========
      Fully diluted                                 $     2.06     $     1.95
                                                    ==========     ==========
   Average Common Shares Outstanding
      During the Period:
      Basic                                          8,648,029      9,091,731
                                                    ==========     ==========
      Fully diluted                                  8,681,820      9,146,479
                                                    ==========     ==========
   Dividends Per Share of Common Stock              $     0.52     $     0.50
                                                    ==========     ==========

                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                         CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands except for per share data)

                                                       Twelve Months Ended
                                                           March 31,
                                                   --------------------------
                                                        1999           1998
                                                    ----------     ----------
   Operating Revenues                               $  279,616     $  289,427
   Less:  Cost of Energy                               148,326        153,286
          State Gross Receipts Tax                       9,309         10,060
                                                    ----------     ----------
   Operating Margin                                    121,981        126,081
                                                    ----------     ----------
   Operating Expenses:
      Operations & maintenance expenses                 53,289         57,785
      Depreciation                                      19,911         18,712
      Income taxes                                      12,163         14,008
      Other taxes                                        7,422          7,522
                                                    ----------     ----------
                                                        92,785         98,027
                                                    ----------     ----------
   Operating Income                                     29,196         28,054
                                                    ----------     ----------
   Other Income (Deductions):
      Allowance for equity funds used
        during construction                                 44             91
      Equity in partnership earnings                     2,662          3,087
      Other income/(deductions)                          1,481         (1,039)
      Income Taxes                                      (1,530)          (296)
                                                    ----------     ----------
                                                         2,657          1,843
                                                    ----------     ----------
   Income Before Interest Charges                       31,853         29,897
                                                    ----------     ----------
   Interest and Debt Expense                            16,575         14,377
                                                    ----------     ----------
   Net Income                                           15,278         15,520
   Less-Dividends on Preferred Stock                        61             62
                                                    ----------     ----------
   Net Income Applicable to Common Stock            $   15,217     $   15,458
                                                    ==========     ==========
   Income Per Average Share of
      Common Stock:
      Basic                                         $     1.76     $     1.57
                                                    ==========     ==========
      Fully diluted                                 $     1.75     $     1.56
                                                    ==========     ==========
   Average Common Shares Outstanding
      During the Period:
      Basic                                          8,650,106      9,865,595
                                                    ==========     ==========
      Fully diluted                                  8,685,564      9,892,894
                                                    ==========     ==========
   Dividends Per Share of Common Stock              $     1.02     $     1.26
                                                    ==========     ==========

                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Dollars in Thousands)



                                                       Three Months Ended
                                                           March 31,
                                                      -----------------------
                                                         1999          1998
                                                         ----          ----

   Cash Flows from Operations                          $ 43,737      $ 34,167
                                                       --------      --------

   Cash Flows for Investing Activities:
      Capital expenditures                               (5,349)       (2,859)
      Other, net                                           (131)          205
                                                       --------      --------
      Net cash used in investing activities              (5,480)       (2,654)
                                                       --------      --------
   Cash Flows from Financing Activities:
      Dividends paid                                     (2,265)       (2,179)
      Issuance/(repurchase) of common
         stock, net                                           -          (123)
      Other stock activity, net                               1             -
      Principal retired on long-term debt                   (11)       (4,009)
      Short-term debt                                   (15,000)      (24,500)
                                                       --------      --------
      Net cash used in
         financing activities                           (17,275)      (30,811)
                                                       --------      --------
   Increase in Cash and
      Cash Equivalents                                   20,982           702
   Cash and Cash Equivalents at
      Beginning of Period                                   981         3,527
                                                       --------      --------
   Cash and Cash Equivalents at
      End of Period                                    $ 21,963      $  4,229
                                                       ========      ========


                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                             (Dollars in Thousands)


                                                       Three Months Ended
                                                           March 31,
                                                      -----------------------
                                                         1999          1998
                                                         ----          ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income                                           $ 12,241      $  9,727
                                                       --------      --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                    5,253         5,002
         Provision for uncollectible accounts             2,357         1,651
         Deferred income taxes, net                       5,259         3,032
         Equity in partnership earnings                    (560)         (789)

      Change in assets and liabilities:
         Accounts receivable                            (15,010)      (11,947)
         Accrued utility revenue                          7,266         8,036
         Inventories                                      7,575         5,644
         Purchased gas costs                              8,888         4,403
         Prepaid expenses                                   564          (327)
         Accounts payable and accrued expenses            7,480         9,480
         Other assets/liabilities                         2,424           255
                                                       --------      --------
           Total adjustments                             31,496        24,440
                                                       --------      --------

      Cash flows from operations                       $ 43,737      $ 34,167
                                                       ========      ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)             $    988      $  2,821
                                                       ========      ========
      Income taxes/(refunds)                           $    500      $  1,808
                                                       ========      ========

                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Dollars in Thousands)


                                                        Six Months Ended
                                                           March 31,
                                                     ------------------------
                                                         1999          1998
                                                         ----          ----

   Cash Flows from Operations                          $ 37,056      $ 23,884
                                                       --------      --------

   Cash Flows for Investing Activities:
      Capital expenditures                              (10,762)       (7,181)
      Cash distributions received from
        investments                                         974           244
      Other, net                                            748         2,469
                                                       --------      --------
      Net cash used in investing activities              (9,040)       (4,468)
                                                       --------      --------
   Cash Flows from Financing Activities:
      Dividends paid                                     (4,496)       (4,357)
      Issue/(repurchase) of common
         stock, net                                           -       (52,962)
      Other stock activity, net                               1            (2)
      Issuance of long-term debt                         35,000        64,000
      Principal retired on long-term debt                (5,022)       (4,824)
      Short-term debt                                   (32,800)      (21,500)
                                                       --------      --------
      Net cash used in
         financing activities                            (7,317)      (19,645)
                                                       --------      --------
   Increase/(Decrease) in Cash and
      Cash Equivalents                                   20,699          (229)
   Cash and Cash Equivalents at
      Beginning of Period                                 1,264         4,458
                                                       --------      --------
   Cash and Cash Equivalents at
      End of Period                                    $ 21,963      $  4,229
                                                       ========      ========




                                                                    "UNAUDITED"
                        CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Dollars in Thousands)


                                                        Six Months Ended
                                                           March 31,
                                                     ------------------------
                                                         1999          1998
                                                         ----          ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Net Income                                       $ 17,933      $ 17,850
                                                       --------      --------
      Adjustments to reconcile net income
         to net cash:
         Depreciation and amortization                   10,423         9,897
         Provision for uncollectible accounts             3,693         3,383
         Deferred income taxes, net                       8,261         4,317
         Equity in partnership earnings                  (1,054)       (1,663)
      Change in assets and liabilities:
         Accounts receivable                            (27,831)      (29,984)
         Accrued utility revenue                         (6,837)       (7,653)
         Inventories                                      6,217         8,814
         Purchased gas costs                             11,307         5,266
         Prepaid expenses                                 6,528         3,363
         Accounts payable and accrued expenses            4,349         8,936
         Other assets/liabilities                         4,067         1,358
                                                       --------      --------
           Total adjustments                             19,123         6,034
                                                       --------      --------

      Cash flows from operations                       $ 37,056      $ 23,884
                                                       ========      ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)             $  7,625      $  6,691
                                                       ========      ========
      Income taxes/(refunds)                           $    206      $  3,422
                                                       ========      ========

                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Dollars in Thousands)


                                                       Twelve Months Ended
                                                           March 31,
                                                     ------------------------
                                                         1999          1998
                                                         ----          ----

   Cash Flows from Operations                          $ 39,821      $ 32,295
                                                       --------      --------

   Cash Flows for Investing Activities:
      Capital expenditures                              (26,016)      (23,512)
      Purchase of cogeneration assets                   (17,067)            -
      Cash distributions received from
        investments                                       2,199         1,805
      Other,net                                             271         2,201
                                                       --------      --------
      Net cash used in investing activities             (40,614)      (19,506)
                                                       --------      --------
   Cash Flows from Financing Activities:
      Dividends paid                                     (8,796)      (12,470)
      Issuance/(repurchase) of common
         stock, net                                          12       (52,494)
      Other stock activity, net                              (2)          500
      Issuance of long-term debt                         45,600        64,000
      Principal retired on long-term debt               (16,287)      (25,928)
      Short-term debt                                    (2,000)        6,000
                                                       --------      --------
      Net cash provided/(used) by
         financing activities                            18,527       (20,392)
                                                       --------      --------
   Increase/(Decrease) in Cash and
      Cash Equivalents                                   17,734        (7,603)
   Cash and Cash Equivalents at
      Beginning of Period                                 4,229        11,832
                                                       --------      --------
   Cash and Cash Equivalents at
      End of Period                                    $ 21,963      $  4,229
                                                       ========      ========




                                                                    "UNAUDITED"
                        CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Dollars in Thousands)


                                                       Twelve Months Ended
                                                           March 31,
                                                     ------------------------
                                                         1999          1998
                                                         ----          ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Net Income                                       $ 15,279      $ 15,520
                                                       --------      --------
      Adjustments to reconcile net income
         to net cash:
         Depreciation and amortization                   20,829        18,692
         Provision for uncollectible accounts             5,354         4,630
         Deferred income taxes, net                      10,358           365
         Equity in partnership earnings                  (2,662)       (3,087)
      Change in assets and liabilities:
         Accounts receivable                             (8,146)       (1,431)
         Accrued utility revenue                          1,651         3,439
         Inventories                                     (2,982)       (3,406)
         Purchased gas costs                              2,967        (5,088)
         Prepaid expenses                                   361          (467)
         Accounts payable and accrued expenses           (9,410)        5,061
         Other assets/liabilities                         6,222        (1,933)
                                                       --------      --------
           Total adjustments                             24,542        16,775
                                                       --------      --------

      Cash flows from operations                       $ 39,821      $ 32,295
                                                       ========      ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)             $ 15,156      $ 12,835
                                                       ========      ========
      Income taxes                                     $  4,827      $  9,137
                                                       ========      ========


                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  March 31, 1999
                              (Thousands of Dollars)


   (1)  Adriaen's Landing

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

        Discussions and progress concerning the relocation of the Company's facilities continued during the second quarter and into the third quarter of fiscal 1999. Final agreements have not yet been reached concerning the relocations and the funding of relocation and any related remediation costs. If an agreement cannot be reached, the Secretary of the Office of Policy and Management of the State of Connecticut has the authority under recently enacted legislation to condemn the property on which the Company's facilities are located for use as a stadium. Although the Company would be entitled to just compensation for the value of its properties taken, as well as certain relocation costs, the ultimate amount of the compensation in any such condemnation would be subject to court determination.


   (2)  Short-term Debt

        In February 1999, the Company renewed an expiring one-year line of credit to February 2000. This line of credit varies from $10,000 to $15,000 to meet the Company's seasonal working capital requirements.

   (3)  Long-term Incentive Plans

        At the Annual Shareholders' Meeting on February 23, 1999, the shareholders approved the CTG Resources, Inc. 1999 Stock Option Plan (the "Option Plan"). The Board of Directors adopted the plan in December 1998. The maximum number of shares that may be issued under the Option Plan is 500,000. On February 23, 1999, 73,600 options were granted under the Option Plan. These options vest over three years, beginning after the second year following their grant. The options are exercisable over ten years. The exercise price of the options is $23.125.

        The Company follows the provisions of Statement of Financial Accounting Standards No.123, "Accounting for Stock Based Compensation" (S"FAS No. 123"), which requires the measurement of the fair value of stock options to be included in the statement of income or that proforma information related to the fair value be disclosed. The Company continues to account for stock based compensation under APB No. 25, "Accounting for Stock Issued to Employees," and elects the disclosure-only alternative under SFAS No. 123.

        On March 30, 1999, 6,450 performance shares were granted under the Company's Executive Restricted Stock Plan. Generally, restrictions lapse and the shares vest on the third aniversary of the grant.


   (4)  Reclassifications

        Certain prior year amounts have been reclassified to conform with current year classifications.

                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  MARCH 31, 1999
               (Dollars in Thousands Except for Per Share Amounts)


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


   RESULTS OF OPERATIONS

   Consolidated earnings per share were $1.41 for the quarter, $2.07 for the six months and $1.76 for the twelve months ended March 31, 1999, compared to $1.12 for the quarter, $1.96 for the six months and $1.57 for the twelve months ended March 31, 1998. The increase in earnings per share between fiscal 1999 and fiscal 1998 include benefits of $.10 in the six months ended March 1999 and $.20 in the twelve months ended March 1999 as a result of the lower weighted average shares outstanding because of the October 1997 repurchase of common stock. Otherwise, changes in winter heating season weather from year to year had the greatest impact to earnings.

   Operating Margin

   The following table presents the changes in gas revenues, gas operating margin, heating degree days (a measure of weather) and gas deliveries for all periods reported in the statements of income:

                          Three Months Ended  Six Months Ended  Twelve Months Ended
                               March 31,          March 31,          March 31,
                            1999      1998     1999      1998     1999      1998
                          --------  -------- --------  -------- --------  --------
   Gas Revenues           $106,426  $ 99,447 $183,481  $187,074 $258,853  $266,904
                          ========  ======== ========  ======== ========  ========
   Gas Operating Margin   $ 45,665  $ 42,704 $ 77,381  $ 77,424 $109,198  $110,385
                          ========  ======== ========  ======== ========  ========
   Heating Degree Days       2,948     2,587    4,908     4,856    5,595     5,837
                             =====     =====    =====     =====    =====     =====
   Commodity and
      Transportation
      Volumes(mmcf):
      Firm Gas Sales         9,504     8,809   15,457    16,051   19,984    21,372
      Interruptible Gas
        Sales                2,564     2,849    5,146     5,757    8,466     9,638
      Off-System Gas
        Sales                3,993     3,394    7,899     5,557   13,802    10,219
      Transportation
        Services             1,832     1,142    3,113     2,244    5,245     4,081
                            ------    ------   ------    ------   ------    ------
         Total              17,893    16,194   31,615    29,609   47,497    45,310
                            ======    ======   ======    ======   ======    ======


   Gas operating margin is equal to gas revenues less the cost of gas and Connecticut gross revenues tax. Between the comparable quarters colder weather during the winter heating season resulted in higher sales to firm customers and is the principal reason for the higher gas operating margin. Weather was only slightly cooler between the comparable six months ended periods and the benefits of marginally higher sales were offset by lower interruptible margins which were the result of lower flexible energy price-sensitive tariffs. The twelve months ended comparable periods continue to show the effects of warmer weather, partially offset by higher interruptible margins because of lower gas costs.

   The Company continues to add firm heating customers from year to year. Firm sales historically follow variations in winter weather. Interruptible sales were lower throughout fiscal 1999. Off-system sales have been higher in fiscal 1999 and have increased the contribution to operating margin. Some commercial and industrial customers have migrated to transportation rates. This should not impact operating margin, because transportation tariffs are designed to earn the same margin as the sales and delivery of natural gas.


   Weather Stabilization Program

   In September 1998, CNG purchased an insurance product for the winter heating season (November through March). The program was designed to reduce the effects of abnormal winter weather on earnings. This program helps to offset lost margins and thus provides the Company with additional earnings in the event of significantly warmer winter weather in return for an insurance premium which increases in the event of significantly colder winter weather. In the first six months of fiscal 1999 the Company realized a net benefit from this program of approximately $671, net of income taxes, equivalent to $.08 per share.


   Operations and Maintenance Expenses

   Overall, lower operations and maintenance ("O&M") expenses were recorded for all periods ended March 31, 1999 as compared to 1998. Fiscal 1999 O&M expenses reflect the benefit of the weather stabilization insurance program described above. In the first quarter of fiscal 1999 the Company began to record operating expenses for a cogeneration plant which was purchased by TEN in June 1998, subsequently repowered, and brought on line in December 1998 to serve a large local hospital complex (See Earnings from Diversified Operations, below). These additional new expenses have been more than offset by a net decrease in O&M expenses in all periods, including benefits from additional customer service fees.

   Between the comparable three months and six months ended March 31, 1999 and 1998, lower costs have been incurred for employee benefits and pension related expenses, computer-related services and corporate insurance. Higher expenses were recorded for compensation, amortized expenses related to regulatory proceedings, other outside purchased services and bad debts.

   In the twelve months ended March 31, 1999, as compared to the twelve months ended March 31, 1998, lower expenses have been recorded for corporate insurance, workers' compensation insurance, employee benefits and pension expenses, other outside purchased services and bad debts. Increases in expenses were recorded in the area of compensation.


   Pension costs reflect a reduction in expenses because of favorable plan performance and changes in actuarial assumptions in the plans. Workers' compensation insurance costs have declined because of lower actual and projected claims realized as a result of the Company's aggressive management of claims. Variations in levels of bad debt expenses typically relate to customers' natural gas bills and actual collection levels. Compensation expenses reflect increases in wages and salaries as well as higher payments made related to incentive awards and commissions. Changes in levels of expenses for other outside purchased services primarily reflect costs incurred for legal, financial and communications services.


   Income Taxes

   Overall, the effective tax rate has remained relatively consistent between the six months ended March 31, 1999 and March 31, 1998.


   Other Income/(Deductions)

   Other Income was recorded for all periods in fiscal 1999, as compared to Other Deductions for all periods in fiscal 1998. All fiscal 1998 periods included costs related to the closing of certain diversified operations.
   The absence of these expenses in fiscal 1999 is the primary reason for the change to Other Income in all periods. Fiscal 1999 Other Income also reflects higher income from merchandising operations and from the investment of trust funds and lower costs for life insurance premiums, partially offset by higher promotional and advertising expenses.


   Interest and Debt Expense

   Higher interest and debt expense has been recorded in fiscal 1999 primarily because of additional long-term debt issued during the first quarter of both fiscal 1999 and fiscal 1998.


   Earnings from Diversified Businesses

   TEN, the subsidiary that owns and operates the Company's diversified, unregulated businesses, recorded earnings per share of $.07 for the quarter ended March 1999 as compared to a loss per share of $(.06) for the quarter ended March 1998. TEN earned $.05 per share in the six months ended March 1999, as compared to no earnings for the six months ended March 1998. Between the comparable twelve months ended March 31, TEN recorded earnings of $.13 in 1999 and $.17 in 1998. The three months ended March 1998 includes a loss of $(.07) and the six and twelve months ended March 1998 include a loss of $(.10) from charges to income related to the wind down of certain unregulated gas marketing operations.

   TEN's fiscal 1999 results reflect new sales of electricity and steam from TEN's new cogeneration facility at Hartford Hospital which, came on line in December 1998. Earnings also show the benefits of higher chilled water sales and lower energy and production costs for district heating and cooling. Lower sales of hot water for heating, primarily because of the warmer weather in the earlier winter months, and costs related to new business development activities partially offset these benefits to earnings. TEN continues to review its pricing structure so that it meets current market demands as deregulation and changes in energy costs move forward.


   TEN's earnings from its equity interest in two partnerships are lower in fiscal 1999. The majority of these earnings are from Iroquois, and in August 1998 Iroquois' approved tariffs allowed by the Federal Energy Regulatory Commission were reduced, resulting in lower income.



   MATERIAL CHANGES IN FINANCIAL CONDITION

   Cash Flows

   Cash flows from operations are generally strong during the second quarter of the fiscal year. The Company makes most of its sales for the fiscal year during the winter heating season, and March is usually the last full month in this season. By the end of this quarter, the Company usually has little or no short-term borrowings outstanding and often has cash invested in short-term instruments.

   Cash flows from operations satisfied the Company's cash requirements for working capital, dividend payments, long-term debt principal payments and construction expenditures in the quarters ending March 31, 1999 and 1998, and in the six and twelve months ended March 31, 1999. Available cash on hand supplemented cash flows from operations to satisfy these requirements in the six and twelve months ended March 31, 1998.

   Proceeds from long-term debt issued in the first quarter of fiscal 1999 were used to refinance short-term debt. Long-term debt issued in the first quarter of fiscal 1998 was used to finance a stock repurchase and to retire existing short-term debt.


   Financing Activities

   In February 1999, the Company renewed an expiring one-year line of credit to February 2000. This line of credit varies from $10,000 to $15,000 to meet the Company's seasonal working capital requirements.


   Market Risk

   The Company's exposure to market risk comes primarily from changing natural gas prices. All of the Company's gas sales are designed to fully recover the Company's cost of gas. The Company passes on to its firm customers changes in gas costs from those reflected in its tariffs under purchased gas adjustment provisions allowed by the Connecticut Department of Public Utility Control ("DPUC"). Interruptible and off-system sales are priced competitively at not less than the Company's cost of gas associated with those sales plus applicable taxes and margin. Some interruptible and off-system sales are made under fixed price sales contracts. For such sales the Company secures its margin and protects against potential losses that could be caused by changes in gas prices by buying and storing natural gas for these contracts at a fixed price at the beginning of the contract period. Transportation services are also delivered at cost-based rates.

   All but one issue of the Company's long-term debt are at fixed rates of interest. The $10,600 of Industrial Revenue Variable Rate Demand Bonds issued by TEN in October 1998 are at a variable rate of interest, which is set weekly.


   Adriaen's Landing

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

   Discussions and progress concerning the relocation of the Company's facilities continued during the second quarter and into the third quarter of fiscal 1999. Final agreements have not yet been reached concerning the relocations and the funding of relocation and any related remediation costs. If an agreement cannot be reached, the Secretary of the Office of Policy and Management of the State of Connecticut has the authority under recently enacted legislation to condemn the property on which the Company's facilities are located for use as a stadium. Although the Company would be entitled to just compensation for the value of its properties taken, as well as certain relocation costs, the ultimate amount of the compensation in any such condemnation would be subject to court determination.


   Offer to Purchase Certain District Heating and Cooling Assets

   In February 1999, the Company received an unsolicited offer from the Connecticut Resources Recovery Authority ("CRRA") to purchase certain of the Company's district heating and cooling ("DHC") assets. The Company reviewed the proposal and determined that the offer was not in the best interests of customers and shareholders. In connection with the Adriaen's Landing matter discussed above, discussions are ongoing with CRRA for a steam supply agreement and relocation of the chilled water production facilities.


   Regulatory Matters

   In a series of regulatory proceedings held since 1995 the DPUC has steadily advanced natural gas deregulation in the state.  The DPUC, in consultation with the Connecticut legislature and industry stakeholders, now appears poised to embark on the issues surrounding residential natural gas choice.
   The DPUC has asked Connecticut Local Natural Gas Distribution Companies
   ("LDCs") to file information for the purpose of examining costs and developing appropriate natural gas sales and delivery rates for residential


   customers, to ensure that customers pay only for those services that they use. Once the DPUC conludes generic proceedings it is expected to reopen each LDC's rate case to apply its findings.

   CNG is currently examining its rate structure in this new context, to determine its future applicability in an unbundled environment where sales and delivery services may be purchased separately by all customers.

   CNG's last rate decision from the DPUC regarding base rates for natural gas service was issued in October 1995. By State statute, CNG will be required to undergo a financial review with the DPUC commencing in October 1999. The Company will continue to monitor its financial and operational position to determine when and if base rate relief is warranted. The Company may also choose the rate case forum to accomplish a base rate design consistent with its cost of service and unbundling goals.


   Energy Contract Buyouts

   TEN is a 50% partner in Downtown Cogeneration Associates ("DCA"), a single purpose entity operating a 4.1 megawatt dual-fuel gas turbine generator which supplies electricity to a local electric utility under an Energy Purchase Agreement ("EPA") and steam to TEN's wholly-owned DHC subsidiary, The Hartford Steam Company ("HSC") under a Steam Supply Agreement ("SSA"). Currently, the electric utility and HSC are able to obtain energy at a lower cost than that which they pay under these agreements. For this reason, the electric utility and HSC have offered to buy out of their contracts with DCA. In March 1999, TEN and its partners in the DCA agreed to terminate both the EPA and SSA and negotiated terms for the buy out of each of these agreements, subject to DPUC approval for the electric utility. HSC's buy out of the SSA is estimated at $5,400.

   The termination of the EPA and the SSA with DCA will occur upon the receipt of all necessary approvals for the electric utility. This is expected sometime in the year 2000. Until then the DCA plant will continue to produce and sell steam and electricity under the SSA and EPA. The termination of the SSA by HSC should benefit HSC and its customers by lower future production costs.


   YEAR 2000 READINESS

   CTG 's Year 2000 Readiness

   CTG has been preparing for Year 2000 ("Y2k") issues for a number of years.
   In 1989, CTG started the implementation of a Long-Range Information Systems
   Plan that addressed the replacement or redevelopment of all key CTG applications. All systems replaced or redeveloped since 1989 were required to be Y2k ready.  In January 1998, a task force was organized to address all
   Y2k issues throughout CTG operations. The task force, headed by a Y2k compliance officer, is comprised of individuals from every business unit within CTG and is charged with assembling an inventory of date impacted systems, identifying critical vendors and customers for readiness, prioritizing systems that are not ready, identifying critical dates for readiness, developing and executing test plans for all critical high priority application programs and embedded technology, developing contingency plans for vendors and systems that are not ready, and certifying that all systems and critical vendors are ready.  All of the above-noted
   activities of the task force, with the exception of developing contingency plans and the system testing and certification phases, were completed during


   the last quarter of calendar year 1998. Initial contingency plans were completed during the first quarter of calendar 1999. These contingency plans will be updated throughout 1999 as needed. The testing and certification of systems and critical vendors will be completed during the remaining months of calendar 1999.

   CTG has five systems that are not ready at this time (Payroll/HR, Computer Aided Dispatch, Supervision Control and Data Acquisition, Remote Meter Reading, and TEN's financial system). Through the normal replacement schedule, these systems will be Y2k ready by calendar year-end 1999.

   In April 1998, a letter and survey were sent to CTG's vendors requesting a status of their Y2k efforts. In September 1998, a second letter and survey were sent to vendors who did not respond. For all critical vendors that do not respond or are not Y2k ready by the critical dates identified, CTG will make arrangements for alternate suppliers and service providers. This process will continue to take place throughout 1999. Parts and materials which are critical to CTG's operations will be acquired from vendors in adequate quantities and inventoried prior to the end of 1999.

   Although not all vendors have returned surveys, no third parties with which CTG has significant business relationships have disclosed problems which would indicate the potential for business interruptions.

   During the quarter ending March 31, 1999, the Company received the results of reviews of its Y2k readiness by an outside legal firm and an outside consultant. The Company has integrated the recommendations received from these reports into its Y2k readiness plan.


   Costs to Address CTG's Year 2000 Issues

   CTG does not forsee incurring significant incremental costs, nor has it incurred significant outside consulting costs, relating to the Y2k issue. In accordance with the aforementioned Long-Range Information Systems Plan, CTG has been replacing or redeveloping its major computer applications over the past decade.


   Risks of CTG's Year 2000 Issues

   CTG's current schedule is subject to change, depending on developments that may arise through unforeseen business circumstances and through the remediation and testing phases of its Y2k readiness effort. CTG also depends upon third parties, including customers, suppliers, government agencies and financial institutions, to reliably deliver products and services. Although CTG has not received responses from all third parties, CTG has not identified any known Y2k-related event, trend, demand, commitment, or uncertainty which would likely have a material effect on CTG's business, results of operations, liquidity, capital resources or financial condition. CTG has canvassed its critical vendors and no such vendor has indicated it will not be ready for the Y2k. CTG has assigned critical dates for vendors to show readiness throughout 1999. If a vendor does not show readiness by a specific date, CTG will either find a replacement vendor or develop a work-around.

   Based on the current schedule for completion of Y2k tasks, CTG believes its planning is adequate to secure Y2k readiness of critical systems and operations. CTG is not able to predict all the factors that could cause actual results to differ materially from its current expectations regarding


   its Y2k readiness. However, if CTG and/or third parties with which CTG has a significant business relationship fail to achieve Y2k readiness with respect to critical systems or operations, there could be a material adverse effect on CTG's results of operations and financial position.


   CTG's Contingency Plans

   CTG's contingency plans include selecting alternate vendors that are Y2k ready, using back-up systems which do not rely on computers, and obtaining and stocking critical parts and materials. Critical dates for readiness have been established for systems and vendors utilized throughout CTG. These critical dates have been established in order to allow sufficient time for CTG to either remediate any date-sensitive features in existing computer software and applications critical to CTG's business or to acquire services and products from alternate providers which are Y2k ready. Contingency planning is an ongoing process and will continue throughout 1999.


   SUBSEQUENT EVENTS

   District Heating and Cooling Expansion

   On April 6, 1999, TEN executed a twenty-five year agreement with the City of Hartford to supply hot and chilled water to several facilities referred to collectively as The Learning Corridor. Energy to serve these customers will be produced at TEN's cogeneration facility located at Hartford Hospital. Construction of necessary pipeline and other facilities is scheduled to begin in the third quarter of fiscal 1999, and service to The Learning Corridor is expected to begin in early 2000. The cost of this expansion of TEN's DHC system is estimated to be approximately $4,000 to $6,000, to be expended between fiscal 1999 and 2000. Approximately $3,000 was included in the total projected DHC system expansion costs for fiscal 1999 reported in the Company's Form 10-K for the fiscal year ended September 30, 1998.


   FORWARD LOOKING INFORMATION

   This report and other Company reports, including filings with the Securities and Exchange Commission, press releases and oral statements, contain forward looking statements. Such statements include but are not limited to disclosures about Adriaen's Landing, future Operating Margin, the Weather Stabilization Program, changes in Operating and Maintenance expenses, Income Taxes, Market Risk, Year 2000 Compliance, Energy Contract Buyouts and the District Heating and Cooling Expansion.

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

   (a) The 1999 Annual Meeting of CTG Resources, Inc. ("CTG") was held on February 23, 1999.


   (b)  Not required.


   (c)
        (1)  The following members were elected to the Board of Directors:


                                      Common Shares
                                      -------------
             Bessye W. Bennett
             -----------------
                  For                   6,902,359
                  Withheld                155,154

             Beverly L. Hamilton
             -------------------
                  For                   6,914,802
                  Withheld                142,711

             Harvey S. Levenson
             ------------------
                  For                   6,920,597
                  Withheld                136,916


        (2) The shareholders were asked to vote on a proposal to approve the CTG Resources, Inc. 1999 Stock Option Plan. The CTG Resources, Inc. 1999 Stock Option Plan was approved by the shareholders.

             The Vote on this matter was:

                                 Common Shares
                                 -------------
             For                   4,568,674
             Against                 952,412
             Abstain                 215,728
             "No" Vote             1,320,699

        (3) The shareholders were asked to vote on a proposal to ratify the appointment of Arthur Andersen LLP to audit the books and records of the Company for the fiscal year ending September 30, 1999.

             The Vote on this matter was:

                                 Common Shares
                                 -------------
             For                   6,808,887
             Against                 171,612
             Abstain                  77,014


        The total number of shares of CTG Common Stock, $3.125 par value, outstanding as of December 18, 1998, the Record Date, were 8,648,029.


   (d)  Not Applicable



   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------
   (a)  Exhibits

        99(1)       Exhibit Index

        10(131) Fifth Amendment to the Connecticut Natural Gas Corporation Officers' Retirement Plan and Deferred Compensation Plan Trust Agreement, by and between Connecticut Natural Gas Corporation and Fleet National Bank, dated February 26, 1999

        10(132) Connecticut Natural Gas Corporation Deferred Compensation Plan, dated February 26, 1999

        10(133) First Amendment to Connecticut Natural Gas Corporation Deferred Compensation Plan, dated March 1, 1999

        10(134) Connecticut Natural Gas Corporation Deferred Compensation Plan Trust Agreement, between Connecticut Natural Gas Corporation and Putnam Fiduciary Trust Company, dated March 1, 1999

        10(135) First Amendment to Connecticut Natural Gas Corporation Deferred Compensation Trust Agreement, between Connecticut Natural Gas Corporation and Putnam Fiduciary Trust Company, dated March 1, 1999

        27          Financial Data Schedule


   (b)  No reports on Form 8-K were filed during the quarter ending March 31,
        1999.













                                     SIGNATURE





   Pursuant  to  the  requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on  its  behalf  by  the undersigned thereunto duly authorized.


                                            CTG RESOURCES, INC.




   Date    04/30/99                     By:   S/ Andrew H. Johnson
       --------------------                 -----------------------------------
                                                    (Andrew H. Johnson)
                                         Treasurer and Chief Accounting Officer


                                            (On behalf of the registrant and as
                                                  Chief Accounting Officer)