Form 10-K405/A
period 1998-09-30
CTG RESOURCES INC
filed 1999-06-30
CIK 1026869

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

       The purpose of this amendment is to file as exhibits to Form 10-K the information required by Form 11-K with respect to the CTG Resouces, Inc. Employee Savings Plan and Union Employee Savings Plan for the fiscal year ending December 31, 1998.

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


   Date  June 29, 1999                    S/      Andrew H. Johnson
       ----------------                   ----------------------------------
                                                  Andrew H. Johnson
                                             Treasurer and Chief Accounting
                                                Officer


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

                  (h) Sixteenth Supplemental Indenture filed as Exhibit No. 4(ii)(h) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, filed with the Commission in November, 1989 (Commission File No. 1-7727)
   (a)  3. Exhibits (continued)
           --------

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

            (4) Precedent Agreement to First Amendment, dated September 14, 1988, to the Gas Sales Agreement between the Connecticut Natural Gas Corporation and Boundary Gas, Inc., dated September 14, 1987, filed as Exhibit No. 10(xxxi) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission March 28, 1990 (Commission File No. 1-7727)

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

           (46)   Transportation Service Agreement (#10781, Rate Schedule FT-
                  A), dated June 1, 1995, between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(113) to the CTG Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997 (Commission File No. 1-12859)

           (47) Amended Transportation Service Agreement (#10781, Rate Schedule FT-A), dated November 21, 1996, between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(114) to the CTG Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997 (Commission File No. 1-12859)



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


           (55)* Asset Purchase Agreement, dated June 26, 1998, by and among The Hartford Steam Company, CCF-1, Inc. and Kenetech Facilities Management, Inc.


           (56)* Assignment and Consent, dated June 26, 1998, by and among The Hartford Steam Company, CCF-1, Inc. and The Connecticut Light and Power Company


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

           (63)* Note Purchase Agreement, dated October 14, 1998, between The Energy Network, Inc. and Metropolitan Life Insurance Company



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

           (70) Issuing and Paying Agency Agreement between Shawmut Bank Connecticut, National Association, and Connecticut Natural Gas Corporation, for Medium Term Notes, Series B, dated June 14, 1994, filed as Exhibit No. 10(lxvii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)



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

           (73)* First Amendment to the Forward Equity Purchase Agreement, dated October 14, 1998, between CTG Resources, Inc. and The Energy Network, Inc.


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

          (108) Third Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated June 27, 1995, filed as Exhibit No. 10(lxxviii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)



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

          (122) First Amendment to CNG Nonemployee Directors' Fee Plan Trust Agreement, dated October 1, 1996, between the Connecticut Natural Gas Corporation and Putnam Fiduciary Trust Company, filed as Exhibit No. 10(xciv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)


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

   27*  Financial Data Schedule



   (a)  3. Exhibits (concluded)
           --------

      Exhibit
      Number
   ------------

   28   Information from Reports Furnished to State Insurance Regulatory
        Authorities
           Not applicable

   99   Additional Exhibits

            (1)*  Exhibit Index


   99       (2)*  Information required by Form 11-K with respect to the
                  Connecticut Natural Gas Corporation Employee Savings Plan for the fiscal year ending December 31, 1998

            (3)* Information required by Form 11-K with respect to the Connecticut Natural Gas Corporation Union Employee Savings Plan for the fiscal year ending December 31, 1998



   * All exhibits listed above which have an asterisk (*) next to the exhibit number are filed herewith. All other exhibits listed above which have previously been filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, and which were designated as noted above and have not been amended, are hereby incorporated by reference.


   (b)  Reports on Form 8-K
        -------------------

        There were no current reports filed on Form 8-K during the last quarter of fiscal 1998.