Form 10-Q
period 1999-06-30
CTG RESOURCES INC
filed 1999-08-06
CIK 1026869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    June 30, 1999
                                  ---------------------
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


                                  (860) 727-3000
   ----------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

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
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to Corporate Issuers). Number of shares of common stock outstanding as of the close of business on July 30, 1999: 8,648,029.








                               FINANCIAL STATEMENTS

                                CTG RESOURCES, INC.




        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position of CTG Resources, Inc. as of June 30, 1999 and 1998 and the results of its operations and its cash flows for the three months, nine months and twelve months ended June 30, 1999 and 1998 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.
























                                                       "INTERIM DATA UNAUDITED"
                                CTG RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)


                                                June 30,  Sept. 30,    June 30,
                     ASSETS                       1999       1998        1998
                     ------                    ---------  ---------   ---------
   Plant and Equipment:
      Regulated energy                         $ 457,625  $ 447,463   $ 439,232
      Unregulated energy                          63,118     63,079      63,241
      Construction work in progress                5,956      3,647       1,702
                                               ---------  ---------   ---------
                                                 526,699    514,189     504,175
      Less-Allowance for depreciation            189,059    176,173     173,811
                                               ---------  ---------   ---------
                                                 337,640    338,016     330,364
                                               ---------  ---------   ---------

   Investments, at equity                         12,476     11,821      11,656
                                               ---------  ---------   ---------
   Current Assets:
      Cash and cash equivalents                   36,013      1,264       4,893
      Accounts and notes receivable               37,177     34,796      42,257
      Allowance for doubtful accounts             (5,009)    (3,283)     (4,577)
      Accrued utility revenue                      3,536      3,789       3,834
      Inventories                                 14,918     17,852      13,585
      Prepaid expenses                             5,493     11,707       4,973
                                               ---------  ---------   ---------
                                                  92,128     66,125      64,965
                                               ---------  ---------   ---------
   Deferred Charges and Other Assets:

      Unrecovered future taxes                     6,781     10,734      10,467
      Other assets                                28,416     32,485      32,555
                                               ---------  ---------   ---------
                                                  35,197     43,219      43,022
                                               ---------  ---------   ---------
                                               $ 477,441  $ 459,181   $ 450,007
                                               =========  =========   =========



                                                       "INTERIM DATA UNAUDITED"
                               CTG RESOURCES, INC.

                     CONSOLIDATED BALANCE SHEETS (Concluded)
                                (Dollars in Thousands)



                                                June 30,  Sept. 30,    June 30,
         CAPITALIZATION AND LIABILITIES           1999       1998        1998
         ------------------------------        ---------  ---------   ---------
   Capitalization:
      Common Stock                             $  67,448   $ 67,448    $ 67,490
      Retained Earnings                           66,841     56,447      61,394
                                               ---------  ---------   ---------
                                                 134,289    123,895     128,884
      Unearned compensation -
         Restricted stock awards                    (510)      (498)       (745)
                                               ---------  ---------   ---------
         Common stock equity                     133,779    123,397     128,139
      Preferred stock, not subject to
         mandatory redemption                        879        879         879
      Long-term debt                             217,516    215,852     184,853
                                               ---------  ---------   ---------
                                                 352,174    340,128     313,871
                                               ---------  ---------   ---------

   Current Liabilities:
      Current portion of long-term debt            3,237      5,733       6,587
      Notes Payable                                    -      2,000      17,000
      Accounts payable and accrued expenses       25,232     30,813      26,400
      Refundable purchased gas costs              10,617      1,640       8,685
      Accrued liabilities                          7,341      5,024       6,345
                                               ---------  ---------   ---------
                                                  46,427     45,210      65,017
                                               ---------  ---------   ---------
   Deferred Credits:
      Deferred income taxes                       56,635     50,175      48,061
      Unfunded deferred income taxes               6,781     10,734      10,467
      Investment tax credits                       2,596      2,761       2,817
      Refundable taxes                             5,348      4,252       4,290
      Other                                        7,480      5,921       5,484
                                               ---------  ---------   ---------
                                                  78,840     73,843      71,119
                                               ---------  ---------   ---------
                                               $ 477,441  $ 459,181   $ 450,007
                                               =========  =========   =========

                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands except for per share data)

                                                      Three Months Ended
                                                           June 30,
                                                 -----------------------------
                                                     1999               1998
                                                 ----------         ----------
   Operating Revenues                            $   52,225         $   48,370
   Less:  Cost of Energy                             26,686             25,991
          State Gross Receipts Tax                    1,529              1,547
                                                 ----------         ----------
   Operating Margin                                  24,010             20,832
                                                 ----------         ----------
   Other Operating Expenses:
      Operations & maintenance expenses              12,397             11,850
      Depreciation                                    5,047              4,759
      Income taxes                                       48             (1,372)
      Other taxes                                     1,869              1,820
                                                 ----------         ----------
                                                     19,361             17,057
                                                 ----------         ----------
   Operating Income                                   4,649              3,775
                                                 ----------         ----------
   Other Income (Deductions):
      Equity in partnership earnings                    575                856
      Merger-related costs                           (2,047)                 -
      Other income/(deductions)                         755               (113)
      Income Taxes                                     (363)              (457)
                                                 ----------         ----------
                                                     (1,080)               286
                                                 ----------         ----------
   Income Before Interest Charges                     3,569              4,061
                                                 ----------         ----------
   Interest and Debt Expense                          4,349              3,882
                                                 ----------         ----------
   Net Income/(Loss)                                   (780)               179
   Less-Dividends on Preferred Stock                     15                 15
                                                 ----------         ----------
   Net Income/(Loss) Applicable to Common Stock  $     (795)        $      164
                                                 ==========         ==========
   Income/(Loss) Per Average Share of
      Common Stock:
      Basic                                      $    (0.09)        $     0.02
                                                 ==========         ==========
      Fully diluted                              $    (0.09)        $     0.02
                                                 ==========         ==========
   Average Common Shares Outstanding
      During the Period:
      Basic                                       8,648,029          8,652,171
                                                 ==========         ==========
      Fully diluted                               8,656,668          8,663,643
                                                 ==========         ==========
   Dividends Per Share of Common Stock           $     0.26         $     0.25
                                                 ==========         ==========

                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands except for per share data)

                                                    Nine Months Ended
                                                        June 30,
                                              -----------------------------
                                                  1999                1998
                                              ----------          ----------
   Operating Revenues                         $  246,905          $  246,182
   Less:  Cost of Energy                         130,242             131,906
          State Gross Receipts Tax                 8,272               8,641
                                              ----------          ----------
   Operating Margin                              108,391             105,635
                                              ----------          ----------
   Operating Expenses:
      Operations & maintenance expenses           41,080              41,228
      Depreciation                                15,133              14,239
      Income taxes                                16,485              15,112
      Other taxes                                  5,662               5,640
                                              ----------          ----------
                                                  78,360              76,219
                                              ----------          ----------
   Operating Income                               30,031              29,416
                                              ----------          ----------
   Other Income (Deductions):
      Equity in partnership earnings               1,629               2,519
      Merger-related costs                        (2,047)                  -
      Other income/(deductions)                    1,337              (1,635)
      Income Taxes                                  (931)               (523)
                                              ----------          ----------
                                                     (12)                361
                                              ----------          ----------
   Income Before Interest Charges                 30,019              29,777
                                              ----------          ----------
   Interest and Debt Expense                      12,866              11,748
                                              ----------          ----------
   Net Income                                     17,153              18,029
   Less-Dividends on Preferred Stock                  46                  46
                                              ----------          ----------
   Net Income Applicable to Common Stock      $   17,107          $   17,983
                                              ==========          ==========
   Income Per Average Share of
      Common Stock:
      Basic                                   $     1.98          $     2.01
                                              ==========          ==========
      Fully diluted                           $     1.98          $     2.01
                                              ==========          ==========
   Average Common Shares Outstanding
      During the Period:
      Basic                                    8,648,029           8,945,211
                                              ==========          ==========
      Fully diluted                            8,650,909           8,956,683
                                              ==========          ==========
   Dividends Per Share of Common Stock        $     0.78          $     0.75
                                              ==========          ==========


                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands except for per share data)

                                                   Twelve Months Ended
                                                        June 30,
                                              -----------------------------
                                                  1999                1998
                                              ----------          ----------
   Operating Revenues                         $  283,471          $  284,563
   Less:  Cost of Energy                         149,021             151,589
          State Gross Receipts Tax                 9,291               9,792
                                              ----------          ----------
   Operating Margin                              125,159             123,182
                                              ----------          ----------
   Operating Expenses:
      Operations & maintenance expenses           53,836              55,968
      Depreciation                                20,199              18,850
      Income taxes                                13,583              12,389
      Other taxes                                  7,471               7,488
                                              ----------          ----------
                                                  95,089              94,695
                                              ----------          ----------
   Operating Income                               30,070              28,487
                                              ----------          ----------
   Other Income (Deductions):
      Equity in partnership earnings               2,381               3,242
      Merger-related costs                        (2,047)                  -
      Other income/(deductions)                    2,377              (1,042)
      Income Taxes                                (1,420)               (753)
                                              ----------          ----------
                                                   1,291               1,447
                                              ----------          ----------
   Income Before Interest Charges                 31,361              29,934
                                              ----------          ----------
   Interest and Debt Expense                      17,042              14,893
                                              ----------          ----------
   Net Income                                     14,319              15,041
   Less-Dividends on Preferred Stock                  61                  62
                                              ----------          ----------
   Net Income Applicable to Common Stock      $   14,258          $   14,979
                                              ==========          ==========
   Income Per Average Share of
      Common Stock:
      Basic                                   $     1.65          $     1.60
                                              ==========          ==========
      Fully diluted                           $     1.65          $     1.60
                                              ==========          ==========
   Average Common Shares Outstanding
      During the Period:
      Basic                                    8,649,073           9,371,371
                                              ==========          ==========
      Fully diluted                            8,655,163           9,382,843
                                              ==========          ==========
   Dividends Per Share of Common Stock        $     1.03          $     1.13
                                              ==========          ==========


                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Dollars in Thousands)



                                                     Three Months Ended
                                                          June 30,
                                                    ----------------------
                                                         1999        1998
                                                         ----        ----

   Cash Flows from Operations                          $21,225     $ 7,264
                                                      --------    --------

   Cash Flows for Investing Activities:
      Capital expenditures                              (5,077)     (3,382)
      Purchase of cogeneration assets                        -     (17,067)
      Cash distributions received from
        investments                                          -         737
      Other, net                                           334         261
                                                      --------    --------
      Net cash used in investing activities             (4,743)    (19,451)
                                                      --------    --------
   Cash Flows from Financing Activities:
      Dividends paid                                    (2,263)     (2,178)
      Issuance/(repurchase) of common
         stock, net                                          -          43
      Other stock activity, net                           (159)         (4)
      Principal retired on long-term debt                  (10)        (10)
      Short-term debt                                        -      15,000
                                                      --------    --------
      Net cash provided by/(used in)
         financing activities                           (2,432)     12,851
                                                      --------    --------
   Increase in Cash and
      Cash Equivalents                                  14,050         664
   Cash and Cash Equivalents at
      Beginning of Period                               21,963       4,229
                                                      --------    --------
   Cash and Cash Equivalents at
      End of Period                                    $36,013     $ 4,893
                                                      ========    ========






                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                             (Dollars in Thousands)


                                                     Three Months Ended
                                                          June 30,
                                                    ----------------------
                                                        1999        1998
                                                        ----        ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Income/(Loss)                                    $  (780)    $   179
                                                      --------    --------
      Adjustments to reconcile income
         to net cash:
         Depreciation and amortization                   5,214       4,977
         Provision for uncollectible accounts              875         744
         Deferred income taxes, net                       (870)         77
         Equity in partnership earnings                   (575)       (856)

      Change in assets and liabilities:
         Accounts receivable                            22,921      14,302
         Accrued utility revenue                         7,090       8,443
         Inventories                                    (3,283)     (4,932)
         Purchased gas costs                            (2,330)     (1,295)
         Prepaid expenses                                 (314)        567
         Accounts payable and accrued expenses          (7,613)    (16,566)
         Other assets/liabilities                          890       1,624
                                                      --------    --------
           Total adjustments                            22,005       7,085
                                                      --------    --------

      Cash flows from operations                       $21,225     $ 7,264
                                                      ========    ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)             $ 9,786     $ 4,388
                                                      ========    ========
      Income taxes                                     $ 1,950     $ 4,605
                                                      ========    ========


                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Dollars in Thousands)


                                                      Nine Months Ended
                                                          June 30,
                                                    ----------------------
                                                        1999        1998
                                                        ----        ----

   Cash Flows from Operations                          $58,281     $31,265
                                                      --------    --------

   Cash Flows for Investing Activities:
      Capital expenditures                             (15,839)    (10,563)
      Purchase of cogeneration assets                        -     (17,067)
      Cash distributions received from
        investments                                        974       1,955
      Other, net                                         1,082       1,639
                                                      --------    --------
      Net cash used in investing activities            (13,783)    (24,036)
                                                      --------    --------
   Cash Flows from Financing Activities:
      Dividends paid                                    (6,759)     (6,535)
      Issue/(repurchase) of common
         stock, net                                          -     (52,919)
      Other stock activity, net                           (158)         (6)
      Issuance of long-term debt                        35,000      64,000
      Principal retired on long-term debt               (5,032)       (834)
      Short-term debt                                  (32,800)    (10,500)
                                                      --------    --------
      Net cash used in
         financing activities                           (9,749)     (6,794)
                                                      --------    --------
   Increase in Cash and
      Cash Equivalents                                  34,749         435
   Cash and Cash Equivalents at
      Beginning of Period                                1,264       4,458
                                                      --------    --------
   Cash and Cash Equivalents at
      End of Period                                    $36,013     $ 4,893
                                                      ========    ========






                                                                    "UNAUDITED"
                        CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Dollars in Thousands)


                                                      Nine Months Ended
                                                          June 30,
                                                    ----------------------
                                                        1999        1998
                                                        ----        ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Net Income                                       $17,153     $18,029
                                                      --------    --------
      Adjustments to reconcile net income
         to net cash:
         Depreciation and amortization                  15,637      14,874
         Provision for uncollectible accounts            4,568       4,127
         Deferred income taxes, net                      7,391       4,394
         Equity in partnership earnings                 (1,629)     (2,519)
      Change in assets and liabilities:
         Accounts receivable                            (4,910)    (15,682)
         Accrued utility revenue                           253         790
         Inventories                                     2,934       3,999
         Purchased gas costs                             8,977       3,971
         Prepaid expenses                                6,214       3,930
         Accounts payable and accrued expenses          (3,264)     (7,630)
         Other assets/liabilities                        4,957       2,982
                                                      --------    --------
           Total adjustments                            41,128      13,236
                                                      --------    --------

      Cash flows from operations                       $58,281     $31,265
                                                      ========    ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)             $17,411     $11,078
                                                      ========    ========
      Income taxes                                     $ 2,156     $ 8,027
                                                      ========    ========

                                                                    "UNAUDITED"
                        CTG RESOURCES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Dollars in Thousands)


                                                     Twelve Months Ended
                                                          June 30,
                                                    ----------------------
                                                        1999        1998
                                                        ----        ----

   Cash Flows from Operations                          $53,782     $25,769
                                                      --------    --------

   Cash Flows for Investing Activities:
      Capital expenditures                             (27,711)    (21,566)
      Purchase of cogeneration assets                        -     (17,067)
      Cash distributions received from
        investments                                      1,462       2,685
      Other,net                                            343       1,360
                                                      --------    --------
      Net cash used in investing activities            (25,906)    (34,588)
                                                      --------    --------
   Cash Flows from Financing Activities:
      Dividends paid                                    (8,881)    (10,592)
      Issuance/(repurchase) of common
         stock, net                                        (31)    (52,304)
      Other stock activity, net                           (157)        497
      Issuance of long-term debt                        45,600      64,000
      Principal retired on long-term debt              (16,287)    (21,766)
      Short-term debt                                  (17,000)     17,000
                                                      --------    --------
      Net cash provided by/(used) in
         financing activities                            3,244      (3,165)
                                                      --------    --------
   Increase/(Decrease) in Cash and
      Cash Equivalents                                  31,120     (11,984)
   Cash and Cash Equivalents at
      Beginning of Period                                4,893      16,877
                                                      --------    --------
   Cash and Cash Equivalents at
      End of Period                                    $36,013     $ 4,893
                                                      ========    ========






                                                                    "UNAUDITED"
                                CTG RESOURCES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                              (Dollars in Thousands)


                                                     Twelve Months Ended
                                                          June 30,
                                                    ----------------------
                                                        1999        1998
                                                        ----        ----

   Schedule Reconciling Earnings to
      Cash Flows from Operations:
      Net Income                                       $14,320     $15,041
                                                      --------    --------
      Adjustments to reconcile net income
         to net cash:
         Depreciation and amortization                  21,066      18,849
         Provision for uncollectible accounts            4,750       5,799
         Deferred income taxes, net                      9,411         627
         Equity in partnership earnings                 (2,381)     (3,242)
      Change in assets and liabilities:
         Accounts receivable                             1,208      (8,462)
         Accrued utility revenue                           298        (398)
         Inventories                                    (1,333)     (3,892)
         Purchased gas costs                             1,932      (3,901)
         Prepaid expenses                                 (520)        375
         Accounts payable and accrued expenses            (457)      2,428
         Other assets/liabilities                        5,488       2,545
                                                      --------    --------
           Total adjustments                            39,462      10,728
                                                      --------    --------

      Cash flows from operations                       $53,782     $25,769
                                                      ========    ========

   Supplemental Disclosures of Cash Flow
      Information:
   Cash Paid During the Period for:
      Interest (net of amount capitalized)             $20,555     $12,823
                                                      ========    ========
      Income taxes                                     $ 2,171     $ 8,027
                                                      ========    ========









                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                              (Thousands of Dollars)


   (1)  Merger with Energy East

        On June 29, 1999, CTG Resources, Inc. ("the Company" or "CTG") announced that it had entered into an Agreement and Plan of Merger with Energy East Corporation, a New York corporation ("Energy East"), and a wholly-owned subsidiary of Energy East, Oak Merger Co. ("Oak"), pursuant to which CTG will merge with and into Oak (the "Merger"). The Merger is contingent, among other things, upon the approvals of CTG's shareholders, the Connecticut Department of Public Utility Control ("DPUC"), the United States Securities and Exchange Commission and the Federal Communications Commission. Energy East and CTG anticipate that these approvals will be obtained within twelve months.

        Through June 30, 1999 the Company has incurred and expensed merger-related costs of $2,047. The Company expects to incur additional merger-related costs estimated at $3,453. These costs will be expensed as they are incurred.


   (2)  Adriaen's Landing

        During fiscal 1998, the Company was approached by local businesses and government agencies regarding the development of a stadium for the New England Patriots football team, along with a convention center and hotel and retail, recreational and housing facilities. The development, known as Adriaen's Landing, was to be built on a site that includes the Company's headquarters, gas operations center and the Columbus Boulevard steam and chilled water production facilities. In order to accommodate the development as currently planned, the Company would have been required to relocate those facilities. A relocation would have a significant impact on the Company's business and operations during the transition.

        Discussions and progress concerning the relocation of the Company's facilities continued into the third quarter of fiscal 1999. On April 30, 1999, however, the New England Patriots terminated the agreement under which the team would have relocated to Connecticut and the construction of the stadium. Prior to this date, the State of Connecticut acknowledged a verbal agreement in principle with the Company over certain terms to govern its relocation, but left many essential terms unresolved. The State's plans for development of this site now are unclear, and largely for this reason, the Company cannot assess the impact of future developments, including any arrangement pertaining to the funding of relocation and any related land preparation or remediation costs. If an agreement cannot be reached, the Secretary of the Office of Policy and Management of the State of Connecticut has the authority under recently enacted legislation to condemn the property on which the Company's facilities are located for use as a stadium. Although the Company would be entitled to just compensation for the value of its properties taken, as well as certain relocation costs, the ultimate amount of the compensation in any such condemnation would be subject to court determination.


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


   (3)  Subsequent Event - Legal Matters

        In November 1995, certain Connecticut plumbers and HVAC contractors, including Connecticut Cooling Total Air, Inc. and two trade associations, filed three class action suits against the Company's wholly-owned subsidiary, Connecticut Natural Gas Corporation ("CNG"), and the State's two other local gas distribution companies ("LDCs"), claiming that the LDCs, including CNG, had performed gas service work in customers' homes without proper contractors' licenses from the State of Connecticut. The suits claimed that CNG violated the Connecticut Unfair Trade Practices Act, committed tortious interference with contract and/or business expectancies, violated the Connecticut Antitrust Act, and conspired with the other two Connecticut gas companies to violate the license statute.

        On July 30, 1999, CNG reached a tentative settlement to resolve all three actions. The suit for violations of the Connecticut Unfair Trade Practices Act and for tortious interference with contract and/or business expectancies was withdrawn by the plaintiffs. With respect to the remaining two actions, CNG and the plaintiffs expect to file a joint motion for certification of a class for purposes of settlement with CNG only, in August 1999. Thereafter, it is expected that the Court will hold a hearing to certify that class and to order that notice of the settlement be given to the potential class members.
        Those class members will be given the opportunity to opt out of the class altogether and an opportunity to object to the terms of the settlement. Under the terms of a settlement agreement executed by counsel for CNG and counsel for the named plaintiffs on July 30, 1999, if CNG determines that too many people have either opted out of the settlement or have objected to the settlement, CNG may unilaterally withdraw from the settlement. If that does not occur, and the Court determines that the settlement is fair, reasonable and adequate, those remaining two actions will be settled along the terms described below.

        The terms of the settlement are as follows: CNG will pay the plaintiff class $175, CNG will enter into a number of non-monetary concessions to the plaintiff class, CNG will receive releases from the named plaintiffs, and CNG will obtain an order from the Court that bars members of the plaintiff class from suing CNG on substantially the same claims as those asserted in the lawsuits.


   (4)  Reclassifications

        Certain prior year amounts have been reclassified to conform with current year classifications.




                                                                    "UNAUDITED"
                               CTG RESOURCES, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 1999
               (Dollars in Thousands Except for Per Share Amounts)


   CTG Resources, Inc. ("the Company" or "CTG") is a holding company and parent of the Connecticut Natural Gas Corporation ("CNG") and The Energy Network, Inc. ("TEN"). CNG is an energy provider engaged in the regulated distribution, sale and transportation of natural gas. TEN holds and operates, through divisions or wholly-owned subsidiaries, CTG's unregulated, diversified businesses, which are primarily engaged in district heating and cooling. TEN also holds the Company's equity investments in the Iroquois Gas Transmission System ("Iroquois") and the Downtown Cogeneration Associates ("DCA") partnerships.

   On June 29, 1999, CTG announced that it had entered into an Agreement and Plan of Merger with Energy East Corporation, a New York corporation ("Energy East"), and a wholly-owned subsidiary of Energy East, Oak Merger Co. ("Oak"), pursuant to which CTG will merge with and into Oak (the "Merger"). The Merger is contingent, among other things, upon the approvals of CTG's shareholders, the Connecticut Department of Public Utility Control ("DPUC"), the United States Securities and Exchange Commission and the Federal Communications Commission. Energy East and CTG anticipate that these approvals will be obtained within twelve months.



   RESULTS OF OPERATIONS

   CTG has recorded a consolidated loss of $(.09) per share for the quarter ending June 30, 1999, and consolidated earnings per share of $1.98 for the nine months and $1.65 for the twelve months ended June 30, 1999. A charge of $(.22) per share, net of income taxes, for merger-related costs is included in all 1999 per share amounts. Without these merger-related expenses earnings per share would be $.13 for the quarter, $2.20 for the nine months and $1.87 for the twelve months ended June 30, 1999. These compare to earnings per share of $.02 for the quarter, $2.01 for the nine months and $1.60 for the twelve months ended June 30, 1998. Earnings per share between fiscal 1999 and fiscal 1998 also include benefits of $.07 in the nine months ended June 1999 and $.13 in the twelve months ended June 1999 as a result of the lower weighted average shares outstanding because of the October 1997 repurchase of common stock.


   Operating Margin

   The following table presents the changes in gas revenues, gas operating margin, heating degree days (a measure of weather) and gas deliveries for all periods reported in the statements of income:


                          Three Months Ended  Nine Months Ended Twelve Months Ended
                               June 30,           June 30,           June 30,
                            1999      1998     1999      1998     1999      1998
                          --------  -------- --------  -------- --------  --------
   Gas Revenues           $ 46,531  $ 44,736 $230,012  $231,810 $260,648  $263,464
                          ========  ======== ========  ======== ========  ========
   Gas Operating Margin   $ 20,572  $ 19,058 $ 97,953  $ 96,482 $110,712  $109,062
                          ========  ======== ========  ======== ========  ========
   Heating Degree Days         622       618    5,530     5,474    5,599     5,591
                             =====     =====    =====     =====    =====     =====
   Commodity and
      Transportation
      Volumes(mmcf):
      Firm Gas Sales         2,725     2,986   18,183    19,037   19,721    20,765
      Interruptible Gas
        Sales                1,765     1,942    6,909     7,699    8,287     9,495
      Off-System Gas
        Sales                3,097     3,043   10,996     8,600   13,856    10,924
      Transportation
        Services             1,622     1,089    4,735     3,333    5,777     4,326
                            ------    ------   ------    ------   ------    ------
         Total               9,209     9,060   40,823    38,669   47,641    45,510
                            ======    ======   ======    ======   ======    ======

   Gas operating margin is equal to gas revenues less the cost of gas and Connecticut gross revenues tax. Warmer weather during the winter heating season is the principal reason why gas operating margin is not significantly higher in fiscal 1999 as compared to 1998. Although overall gas throughput is higher in fiscal 1999, the warmer winter weather has resulted in fewer sales of gas to the higher-margin firm and interruptible classes of customers for winter heating. However, higher interruptible margins, resulting from a greater decline in gas costs than billing rates, contributed to the increase in overall operating margin in fiscal 1999. Off-system sales have been higher in fiscal 1999 and have also increased the contribution to operating margin. A management fee earned on behalf of a gas marketing company, recorded in the third quarter of fiscal 1999, also added to operating margin.

   The Company continues to add firm heating customers from year to year. Firm sales historically follow variations in winter weather. Some commercial and industrial customers have migrated to transportation rates. This will not impact operating margin, because transportation tariffs are designed to earn the same margin as the sales and delivery of natural gas.


   Weather Stabilization Program

   In September 1998, CNG purchased an insurance product for the winter heating season (November through March). The program was designed to reduce some of the effects of abnormal winter weather on earnings. This program helps to offset lost margins and thus provides the Company with additional earnings in the event of significantly warmer winter weather in return for an insurance premium which increases in the event of significantly colder winter weather. In the winter heating season of fiscal 1999, the Company realized a net benefit from this program of approximately $671, net of income taxes, equivalent to $.08 per share.




   Operations and Maintenance Expenses

   Fiscal 1999 Operations and Maintenance ("O&M") expenses reflect the benefit of the weather stabilization insurance program described above and a net decrease in O&M expenses in all periods. In the first quarter of fiscal 1999, the Company began to record operating expenses for a cogeneration plant which was purchased by TEN in June 1998, subsequently repowered, and brought on line in December 1998 to serve a large local hospital complex (See Earnings from Diversified Operations, below). These new expenses have partially offset the overall reduction in O&M expenses.

   The fiscal 1999 net decrease in O&M expenses reflects lower costs related to employee benefits and pension related expenses, computer-related services and corporate insurance as well as an increase in customer service fees from CNG's service contract program. These benefits to O&M expenses were partially offset by higher expenses recorded for compensation, professional and consulting services and bad debts.

   Employee Benefits costs have benefited from reduced medical claims and a premium refund. Pension costs reflect a reduction in expenses resulting from favorable plan performance and changes in actuarial assumptions in the plans. Workers' compensation insurance costs have declined because of lower actual and projected claims realized as a result of the Company's aggressive management of claims. Computer related costs reflect changes to equipment lease contracts. Customer service fees were generated by a growing natural gas equipment service contract program. Variations in levels of bad debt expenses typically relate to customers' natural gas bills and actual collection levels. Compensation expenses reflect increases in wages and salaries as well as higher payments made related to incentive awards and commissions. Changes in levels of expenses for outside services primarily reflect costs incurred for legal services.


   Income Taxes

   Overall, the effective tax rate increased between the nine months ended June 30, 1999 and June 30, 1998. The reasons for this higher fiscal 1999 income tax rate are non-deductible merger-related costs and higher income taxes recorded for plant-related depreciation.


   Other Income/(Deductions)

   Merger-related costs of $2,047, to date, appear as a separate line item in this section of the statements of income. Income tax benefits of $118, related to some of these costs, are included in the income taxes caption in Other Income/(Deductions).

   The Company recorded Other Income for all periods in fiscal 1999, as compared to Other Deductions recorded for all periods in fiscal 1998. All fiscal 1998 periods included costs related to the closing of certain diversified operations. The absence of these expenses in fiscal 1999 is the primary reason for the change to Other Income in all periods. Fiscal 1999 Other Income also reflects interest income from a note receivable and from the investment of trust funds, higher income from merchandising operations, and lower costs for life insurance premiums and promotional advertising expenses. These benefits are partially offset by increased costs related to converting CNG's regulated propane service program to natural gas.




   Interest and Debt Expense

   Higher interest and debt expense has been recorded in fiscal 1999 primarily because of additional long-term debt issued during the first quarter of both fiscal 1999 and fiscal 1998.


   Earnings from Diversified Businesses

   TEN recorded earnings per share of $.05 for the quarter, $.10 for the nine months and $.16 for the twelve months ended June 30, 1999. These compare to earnings per share of $.03 for the quarter, $.03 for the nine months and $.14 for the twelve months ended June 30, 1998. The nine months ended June 1998 includes a loss of $(.10) and the twelve months ended June 1998 includes a loss of $(.08) from charges to income related to the wind down of certain unregulated gas marketing operations.

   TEN's fiscal 1999 results reflect new sales of electricity and steam from TEN's new cogeneration facility at Hartford Hospital, which came on line in December 1998. Earnings also reflect the benefits of higher steam sales for heating, higher chilled water sales for cooling, lower district heating and cooling ("DHC") energy and production costs and a reimbursement of legal fees. Costs related to new business development activities partially offset these benefits to earnings. TEN continues to review its pricing structure so that it meets current market demands as energy deregulation and changes in energy costs move forward.

   TEN's earnings from its equity interest in two partnerships are lower in fiscal 1999. The majority of these earnings are from Iroquois, and in August 1998 Iroquois' approved tariffs allowed by the Federal Energy Regulatory Commission were reduced, resulting in lower income.


   MATERIAL CHANGES IN FINANCIAL CONDITION

   Cash Flows

   The Company's cash position is strong at the end of the third quarter of fiscal 1999. By the end of the third quarter of the fiscal year, the Company often has no short-term borrowings outstanding and available cash is invested in short-term instruments. Most of the Company's sales, and related outgoing cash flows for natural gas, or for steam or hot water production costs, occur during the winter heating season which ends in mid April, and most of the customer payments from these sales have been received by June. Chilled water production costs do not peak until the fourth quarter of the fiscal year. In addition, the quarter ending June is the start of the Company's primary construction season. However, because of the lag between when these costs are incurred and when the invoices are received and paid, these major cash expenditures will not begin to show a significant impact on cash flows until the fourth quarter of the fiscal year.

   Proceeds from long-term debt issued in the first quarter of fiscal 1999 were used to refinance short-term debt, some of which had been used to finance the June 1998 acquisition of the Hartford Hospital cogeneration facilities. Long-term debt issued in the first quarter of fiscal 1998 was used to finance a stock repurchase and to retire existing short-term debt.




   Investing Activities

   On April 6, 1999, TEN executed a twenty-five year agreement with the City of Hartford to supply hot and chilled water to several facilities referred to collectively as The Learning Corridor. Energy to serve these customers will be produced at TEN's cogeneration facility located at Hartford Hospital. Construction of necessary pipeline and other facilities began in the third quarter of fiscal 1999. Service to The Learning Corridor is expected to begin in early 2000. The cost of this expansion of TEN's DHC system is estimated to be approximately $4,000 to $6,000, to be expended between fiscal 1999 and 2000. Approximately $3,000 was included in the total projected DHC system expansion costs for fiscal 1999 reported in the Company's Form 10-K for the fiscal year ended September 30, 1998.


   Adriaen's Landing

   During fiscal 1998, the Company was approached by local businesses and government agencies regarding the development of a stadium for the New England Patriots football team, along with a convention center and hotel and retail, recreational and housing facilities. The development, known as Adriaen's Landing, was to be built on a site that includes the Company's headquarters, gas operations center and the Columbus Boulevard steam and chilled water production facilities. In order to accommodate the development as currently planned, the Company would have been required to relocate those facilities. A relocation would have a significant impact on the Company's business and operations during the transition.

   Discussions and progress concerning the relocation of the Company's facilities continued into the third quarter of fiscal 1999. On April 30, 1999, however, the New England Patriots terminated the agreement under which the team would have relocated to Connecticut. This effectively stopped the plans for the construction of an open-air football stadium. Prior to this date, the State of Connecticut acknowledged a verbal agreement in principle with the Company over certain terms to govern its relocation, but left many essential terms unresolved. The State's plans for development of this site now are unclear, and largely for this reason, the Company cannot assess the impact of future developments, including any arrangement pertaining to the funding of relocation and any related land preparation or remediation costs. If an agreement cannot be reached, the Secretary of the Office of Policy and Management of the State of Connecticut has the authority under recently enacted legislation to condemn the property on which the Company's facilities are located for use as a stadium. Although the Company would be entitled to just compensation for the value of its properties taken, as well as certain relocation costs, the ultimate amount of the compensation in any such condemnation would be subject to court determination.

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


   Regulatory Matters

   CNG's last rate decision from the DPUC regarding base rates for natural gas service was issued in October 1995. By state statute, CNG is required to undergo a financial review with the DPUC commencing in October 1999. The Company has made the decision to initiate a general rate hearing rather than await such a statutory financial review.


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

   CTG has five systems that are not Y2K ready at this time (Payroll/HR, Computer Aided Dispatch, Supervision Control and Data Acquisition, Remote Meter Reading, and TEN's financial system). Through the normal replacement schedule, these systems will be Y2K ready by calendar year-end 1999.

   In April 1998, a letter and survey were sent to CTG's vendors requesting a status of their Y2K efforts. In September 1998, a second letter and survey were sent to vendors who did not respond. For all critical vendors who do not respond or are not Y2K ready by the critical dates identified, CTG will make arrangements for alternate suppliers and service providers. This process will continue to take place throughout 1999. Parts and materials which are critical to CTG's operations will be acquired from vendors in adequate quantities and inventoried prior to the end of 1999.

   Although not all vendors have returned surveys, no third parties with whom CTG has significant business relationships have disclosed problems which would indicate the potential for business interruptions.

   During the quarter ending March 31, 1999, CTG received the results of reviews of its Y2K readiness by an outside legal firm and an outside consultant. During the quarter ending June 30,1999, CTG received the results of a Y2K readiness review conducted by an outside consultant on behalf of the DPUC. These reviews revealed no material items. CTG has integrated the recommendations received from these consultants into its Y2K readiness plan.

   Costs to Address CTG's Year 2000 Issues

   CTG does not foresee incurring significant incremental costs, nor has it incurred significant outside consulting costs, relating to the Y2K issue. In accordance with the aforementioned Long-Range Information Systems Plan, CTG has been replacing or redeveloping its major computer applications over the past decade.

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

   Natural gas supply disruptions are not expected due to Y2K issues. CTG s gas supply is substantially dependent upon natural gas pipelines and other third party natural gas suppliers that it has no control over. None of the pipelines or suppliers has expressed expectations of gas supply delivery problems as a result of Y2K issues; therefore, CTG expects to be able to reliably supply customers. CTG has and will continue to work with pipelines and suppliers to examine their Y2K readiness.

   Based on the current schedule for completion of Y2K tasks, CTG believes its planning is adequate to secure Y2K readiness of critical systems and operations. CTG is not able to predict all the factors that could cause actual results to differ materially from its current expectations regarding its Y2K readiness. However, if CTG and/or third parties with whom CTG has significant business relationships fail to achieve Y2K readiness with respect to critical systems or operations, there could be a material adverse effect on CTG's results of operations and financial position.

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


   SUBSEQUENT EVENTS

   Legal Matters

   In November 1995, certain Connecticut plumbers and HVAC contractors, including Connecticut Cooling Total Air, Inc. and two trade associations, filed three class action suits against CNG and the State's two other local gas distribution companies ("LDCs"), claiming that the LDCs, including CNG, had performed gas service work in customers' homes without proper contractors' licenses from the State of Connecticut. The suits claimed that CNG violated the Connecticut Unfair Trade Practices Act, committed tortious interference with contract and/or business expectancies, violated the Connecticut Antitrust Act, and conspired with the other two gas companies to violate the license statute.

   On July 30, 1999, CNG reached a tentative settlement to resolve all three actions. The suit for violations of the Connecticut Unfair Trade Practices Act and for tortious interference with contract and/or business expectancies was withdrawn by the plaintiffs. With respect to the remaining two actions, CNG and the plaintiffs expect to file a joint motion for certification of a class for purposes of settlement with CNG only, in August 1999. Thereafter, it is expected that the Court will hold a hearing to certify that class and to order that notice of the settlement be given to the potential class members. Those class members will be given the opportunity to opt out of the class altogether and an opportunity to object to the terms of the settlement. Under the terms of a settlement agreement executed by counsel for CNG and counsel for the named plaintiffs on July 30, 1999, if CNG determines that too many people have either opted out of the settlement or have objected to the settlement, CNG may unilaterally withdraw from the settlement. If that does not occur, and the Court determines that the settlement is fair, reasonable and adequate, those remaining two actions will be settled along the terms described below.

   The terms of the settlement are as follows: CNG will pay the plaintiff class $175, CNG will enter into a number of non-monetary concessions to the plaintiff class, CNG will receive releases from the named plaintiffs, and CNG will obtain an order from the Court that bars members of the plaintiff class from suing CNG on substantially the same claims as those asserted in the lawsuits.


   FORWARD LOOKING INFORMATION

   This report and other Company reports, including filings with the Securities and Exchange Commission, press releases and oral statements, contain forward looking statements. Such statements include but are not limited to disclosures about the Company's merger with Energy East, Adriaen's Landing, future Operating Margin, the Weather Stabilization Program, changes in Operating and Maintenance expenses, Income Taxes, Year 2000 Compliance, cash flows, the District Heating and Cooling Expansion, regulatory proceedings and the settlement of outstanding legal matters.

   Forward looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. The Company cautions that, while it believes such statements to be reasonable and makes them in good faith, actual results almost always vary from expectations, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the regulatory environment, legislative and judicial developments which affect the Company or significant groups of its customers, economic conditions in the Company's service territory, fluctuations in energy-related commodity prices, customer conservation efforts, financial market conditions, interest rate fluctuations, customers' preferences, unforeseen competition, shareholder approvals, state and federal regulatory approvals, and other uncertainties, all of which are difficult to predict and beyond the control of the Company.


   PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------
   (a)  Exhibits

        99(1)       Exhibit Index

        10(136) First Amendment to Connecticut Natural Gas Corporation Executive Restricted Stock Plan, dated May 17, 1999

        10(137) First Amendment to Restricted Stock Agreement (Under the Connecticut Natural Gas Corporation Executive Restricted Stock Plan), dated April 27, 1999

        10(138) Connecticut Natural Gas Corporation Officers' Retirement Plan (As Amended and Restated Effective As Of March 31,
                    1999), dated May 17, 1999

        10(139) First Amendment to Connecticut Natural Gas Corporation Officers' Retirement Plan, dated June 21, 1999

        10(140) Sixth Amendment to the Connecticut Natural Gas Corporation Officers Retirement Plan Trust Agreement, dated April 27, 1999

        10(141) The Energy Network, Inc., Instrument of Adoption of Connecticut Natural Gas Corporation Officers' Retirement Plan, dated April 27, 1999

        10(142) First Amendment to the Connecticut Natural Gas Corporation Deferred Compensation Plan Trust Agreement, dated April 27, 1999

        10(143) Eleventh Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated May 19, 1999

        10(144) Twelfth Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated June 7, 1999

        10(145) Eleventh Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated May 19, 1999

        10(146) Twelfth Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated June 7, 1999

        10(147) District Heating & Cooling Service Agreement between The Energy Network, Inc. and The City of Hartford, dated April 6, 1999

        27          Financial Data Schedule




   (b) A report on Form 8-K, dated June 29, 1999, was filed with the Commission on June 30, 1999. Under Item 5. Other Information, the Company announced that it had entered into an Agreement and Plan of Merger with Energy East Corporation (the "Merger"). Under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits the Company filed the Agreement and Plan of Merger, the Amendment to Rights Agreement and the Press Release which was issued to announce the merger.













                                     SIGNATURE





   Pursuant  to  the  requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on  its  behalf  by  the undersigned thereunto duly authorized.


                                            CTG RESOURCES, INC.




   Date    08/06/99                     By:   S/ Andrew H. Johnson
       --------------------                 -----------------------------------
                                                    (Andrew H. Johnson)
                                         Treasurer and Chief Accounting Officer


                                            (On behalf of the registrant and as
                                                  Chief Accounting Officer)