Form 10-Q
period 1999-12-31
CTG RESOURCES INC
filed 2000-02-15
CIK 1026869

UNITED STATES SECURITIES AND EXCHANGE CO MMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  December&nbs p;31, 1999

OR

(   )  TRANSITION REPORT PURSUANT TO& nbsp;SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from   ;             & nbsp;            &nb sp;              ;        to   &nbs p;                           &n bsp;            &nbs p;

Commission file number  1-12859

      CTG RESOURCES, INC.
(Exact name of registrant as specified in&n bsp;its charter)

; & nbsp; Connecticut&nbs p; &n bsp; (State or other jurisdiction of incorporation or organization)	; 06- 1466463 & nbsp; (I.R.S. Employer Identification No.)
100 Columbus Blvd. P.O. Box 1500 ; & nbsp; Hartford, Connecticut &nb sp; ; (Address of principal executive offices)	; 06144- 1500 &nbs p; (Zip code)

            ;             & nbsp;            &nb sp;              ;             & nbsp;    (860) 727- 3000            &nbs p;                           &n bsp;            &nbs p;
 (Registrant's telephone number, including area&nbs p;code)

            ;             & nbsp;            &nb sp;              ;             & nbsp;            &nb sp;              ;             & nbsp;            &nb sp;              ;             & nbsp;            &nb sp;
(Former name, former address and former fiscal  year, if changed since last report).

      Indicate by check mark&nbs p;whether the registrant (1) has filed all re ports required to be filed by
Section 13 or 15(d) of the Securities Exchang e Act of 1934 during the preceding 12 mo nths (or for such shorter period that the registrant was r equired to file such reports), and (2) has&nb sp;been subject to
such filing requirements for the past 90 days .     Yes   X   No    &nbs p;

      Indicate the number of&nbs p;shares outstanding of each of the issuer's  classes of common stock, as of the latest practicable date (applicable only to&nb sp;Corporate Issuers).  Number of shares of c ommon stock outstanding as of the close of business on&nb sp;January 31, 2000:  8,648,029.

FINANCIAL STATEMENTS

CTG RESOURCES, INC.

       The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position of CTG Resources, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the three months and twelve months ended December 31, 1999 and 1998 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

"INTERIM DATA UNAUDITED"

CTG RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,	September 30,	December 31,
ASSETS	1999	1999	1998
Plant and Equipment:
Regulated energy	$ 466,930	$ 466,407	$ 450,897
Unregulated energy	65,782	65,870	63,202
Construction work in progress	1,745	1,654	3,777
	534,45 7	533,93 1	517,87 6
Less-Allowance for depreciation	195,23 9	192,75 1	180,32 6
	339,21 8	341,18 0	337,55 0
Investments, at equity	12,248	12,449	11,341
Current Assets:
Cash and cash equivalents	1,645	15,097	981
Accounts and notes receivable	45,044	35,131	46,470
Allowance for doubtful accounts	(4,444)	(4,285)	(3,389)
Accrued utility revenue	17,913	3,263	17,892
Inventories	19,707	21,294	19,210
Prepaid expenses	5,050	7,449	5,743
	84,915	77,949	86,907
Deferred Charges and Other Assets:
Unrecovered future taxes	5,322	5,322	9,654
Other assets	27,920	29,361	30,976
	33,242	34,683	40,630
	$ 469,623	$ 466,261	$ 476,428

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock	$ 67,38 6	$ 67,44 8	$ 67,44 8
Retained Earnings	64,728	61,048	59,908
	132,11 4	128,49 6	127,35 6
Unearned compensation - Restricted stock awards	(407)	(448)	(449)
Common stock equity	131,70 7	128,04 8	126,90 7
Preferred stock, not subject to mandatory redemption	858	862	879
Long-term debt	212,25 6	214,76 9	217,54 0
	344,82 1	343,67 9	345,32 6
Current Liabilities:
Current portion of long-term debt	3,284	5,283	3,234
Notes Payable	1,800	-	15,000
Accounts payable and accrued expenses	33,397	33,017	31,705
Refundable purchased gas costs	2,088	2,782	4,059
Accrued liabilities	6,873	5,433	1,001
	47,442	46,515	54,999
Deferred Credits:
Deferred income taxes	56,643	55,444	53,169
Unfunded deferred income taxes	5,322	5,322	9,654
Investment tax credits	2,486	2,541	2,707
Refundable taxes	5,311	5,311	4,314
Other	7,598	7,449	6,259
	77,360	76,067	76,103
	$ 469,623	$ 466,261	$ 476,428

"UNAUDITED"

CTG RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except for per share data)
	Three Months Ended
	; December 31, &n bsp; &nbs p;
	1999	1998

Operating Revenues	$ ;87,109	$ ;81,679
Less: Cost of Energy	47,883	44,390
State Gross& nbsp;Receipts Tax	2,771	2,809
Operating Margin	36,455	34,480

Other Operating Expenses:
Operations & maintenance expenses	14,109	13,811
Depreciation	5,119	5,000
Income taxes	5,690	4,586
Other taxes	1,875	1,815
	26,793	25,212
Operating Income	9,662	9,268

Other Income (Deductions):
Allowance for equity funds used
during construction	8	7
Equity in partnership earnings	529	494
Merger Costs	(494)	-
Other income/(deductions)	265	72
Income Taxes	(158)	(192)
	150	381
Income Before Interest Charges	9,812	9,649

Interest and Debt Expense	3,869	3,957
Net Income	5,943	5,692
Less-Dividends on Preferred Stock	15	15
Net Income Applicable to Common Stock	$ ; 5,928	$ ; 5,677

Income Per Average Share of
Common Stock:
Basic	$ ; 0.69	$ ; 0.66
Diluted	$ ; 0.68	$ ; 0.65

Average Common Shares Outstanding
During the Period:
Basic	8,620,379	8,648,029
Diluted	8,670,967	8,679,829

Dividends Per Share of Common Stock	$ ; 0.26	$ ; 0.26

"UNAUDITED"

CTG RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except for per share data)
	Twelve Months Ended
	; December 31, &n bsp; &nbs p;

	1999	1998

Operating Revenues	$ 292,179&nbs p;	$ 272,031&nbs p;
Less: Cost of Energy	154,591	143,782
State Gross& nbsp;Receipts Tax	9,224	9,100
Operating Margin	128,364	119,149

Operating Expenses:
Operations & maintenance expenses	54,420	54,273
Depreciation	20,352	19,616
Income taxes	15,992	10,682
Other taxes	7,557	7,451
	98,321	92,022
Operating Income	30,043	27,127

Other Income (Deductions):
Allowance for equity funds used
during construction	80	19
Equity in partnership earnings	2,123	2,891
Merger Costs	(3,698)	-
Other income/(deductions)	1,418	(1,207)
Income Taxes	(513)	(393)
	(590)	1,310
Income Before Interest Charges	29,453	28,437

Interest and Debt Expense	15,578	15,673
Net Income	13,875	12,764
Less-Dividends on Preferred Stock	61	61
Net Income Applicable to Common Stock	$ ;13,814	$ ;12,703

Income Per Average Share of
Common Stock:
Basic	$ ; 1.60	$ ; 1.47
Diluted	$ ; 1.60	$ ; 1.44

Average Common Shares Outstanding
During the Period:
Basic	8,625,203	8,651,127
Diluted	8,656,584	8,843,005

Dividends Per Share of Common Stock	$ ; 1.04	$ ; 1.01

"UNAUDITED"

CTG RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended
	; December 31, &n bsp;
	1999	1998
Cash Flows from Operations:
Net Income	$ 5,943	$ 5,692
Adjustments to reconcile net income&nbs p;to net cash:
Depreciation and amortization	5,215	5,170
Provision for uncollectible&nbs p;accounts	1,132	1,336
Deferred income taxes, net	1,144	3,002
Equity in partnership earn ings	(529)	(494)
Change in assets and liabilities:
Accounts receivable	(11,186)	(12,821)
Accrued utility revenue	(14,650)	(14,103)
Inventories	1,587	(1,358)
Purchased gas costs	(694)	2,419
Prepaid expenses	2,399	5,964
Accounts payable and accru ed expenses	1,820	(3,131)
Other assets/liabilities	1,773	1,643
Total adjustments	(11,989)	(12,373)
Net cash used in operations	(6,046)	(6,681)

Cash Flows for Investing Activities:
Capital expenditures	(3,180)	(5,413)
Cash distributions received from invest ments	731	974
Other, net	22	879
Net cash used in investing activit ies	(2,427)	(3,560)

Cash Flows from Financing Activities:
Dividends paid	(2,263)	(2,231)
Common and preferred stock activity, net	(4)	-
Issuance of long-term debt	-	35,000
Principal retired on long- term debt	(4,512)	(5,011)
Short-term debt	1,800	(17,800)
Net cash provided by/(used in) financing activities	(4,979)	9,958
Decrease in Cash and Cash Equivalents	(13,452)	(283)
Cash and Cash Equivalents at Beginning of Period	15,097	1,264
Cash and Cash Equivalents at End of Period	$ 1,645	$ ; 981

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest (net of amount capitalized)	$ 4,388	$ 6,637
Income taxes	$ 2,719	$ (294)

"UNAUDITED"

CTG RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Twelve Months Ended
	; December 31, &n bsp;
	1999	1998
Cash Flows from Operations:
Net Income	$ 13,875	$ 12,765
Adjustments to reconcile net income&nbs p;to net cash:
Depreciation and amortization	20,890	20,578
Provision for uncollectible&nbs p;accounts	5,066	4,648
Deferred income taxes, net	4,250	8,131
Equity in partnership earn ings	(2,123)	(2,891)
Change in assets and liabilities:
Accounts receivable	(2,537)	(5,083)
Accrued utility revenue	(21)	2,421
Inventories	(497)	(4,796)
Purchased gas costs	(1,971)	(1,518)
Prepaid expenses	693	(530)
Accounts payable and accru ed expenses	7,564	(7,410)
Other assets/liabilities	3,955	4,053
Total adjustments	35,269	17,603
Net cash provided by operations	49,144	30,368

Cash Flows from Investing Activities:
Capital expenditures	(22,759)	(23,526)
Purchase of Cogeneration Assets	-	(17,067)
Cash distributions received from invest ments	1,218	3,173
Other,net	737	(485)
Net cash used in investing activit ies	(20,804)	(37,905)

Cash Flows from Financing Activities:
Dividends paid	(9,055)	(8,710)
Issuance/(repurchase) of common stock, net	-	(112)
Other stock activity, net	(187)	(2)
Issuance of long-term debt	-	45,600
Principal retired on long- term debt	(5,234)	(16,285)
Short-term debt	(13,200)	(15,500)
Net cash provided by/(used) in fin ancing activities	(27,676)	4,991
Increase/(Decrease) in Cash and Cash Equivalents	664	(2,546)
Cash and Cash Equivalents at Beginning of Period	981	3,527
Cash and Cash Equivalents at End of Period	$ 1,645	$ ; 981

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest (net of amount&nb sp;capitalized)	$ 13,788	$ 12,823
Income taxes	$ 6,669	$ 8,027

"UNAUDITED"

CTG RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 1999

(Thousands of Dollars)

(1)       Merger with Energy East

On June 29, 1999, CTG Resources, Inc. ("the Company" or "CTG") announced that it had entered into an Agreement and Plan of Merger with Energy East Corporation, a New York corporation ("Energy East"), and a wholly-owned subsidiary of Energy East, Oak Merger Co. ("Oak"), pursuant to which CTG will merge with and into Oak (the "Merger"). The Merger is contingent, among other things, upon the approvals of CTG's shareholders, the Connecticut Department of Public Utility Control ("DPUC"), the United States Securities and Exchange Commission ("SEC"), the Justice Department and the Federal Trade Commission ("FTC").

CTG's shareholders approved the Merger on October 18, 1999. The DPUC approved the Merger on January 19, 2000. The Justice Department and the FTC have taken no action with regard to the "Hart Scott Rodino" requirements and the waiting period for the Merger has elapsed, thereby clearing another approval. The only outstanding approval is from the SEC, which is expected to be received by mid-summer of 2000. The Merger can be completed once this last approval is received.

Through December 31, 1999, the Company has incurred and expensed merger- related costs of approximately $3,700. The Company expects to incur additional merger-related costs estimated at $3,300. These costs will be expensed as they are incurred.

(2)       Adriaen's Landing

During fiscal 1998, the Company was approached by local businesses and government agencies regarding the development Adriaen's Landing, a site in downtown Hartford, Connecticut, which contains the Company's Operating and Administrative Center along with The Energy Network, Inc.'s production plant. (The Energy Network, Inc., is a wholly owned subsidiary of the Company.) Numerous proposals have been discussed, with the most recent proposal calling for a convention center, hotel and retail shops. The Company, in order to accommodate the development as it has been proposed, would be required to relocate its administration and operating facilities.

A relocation would have a significant impact on the Company's business and operations during the transition. The Company believes that the Adriaen's Landing project would be beneficial to the Greater Hartford area and provide an opportunity for new customers to the Company. The Company has indicated its willingness to relocate provided that the relocation is accomplished in a way that will not materially disadvantage the Company or its customers. This would require the sale or exchange of some of the Company's properties and reimbursement for the Company's expenses. The State has indicated to the Company that it plans to prepare the site for redevelopment before the plans are final and that the Company will be required to relocate to allow for the site to be prepared. However, the State's final plans for development of this site have not been completed, and, largely for this reason, the Company cannot assess the impact of future developments, including any arrangement pertaining to the funding of relocation and any related land preparation or remediation costs.

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

(3)      Options Plan

On October 26, 1999, options to purchase 64,600 shares of CTG's common stock were granted under the Company's Option Plan. These options vest over three years, beginning after the second year following their grant. The options are exercisable over ten years. The exercise price of the options is $36.375 per share.

(4)       Segment Information

The Company operates and manages its business in two segments: regulated gas- related activities and unregulated diversified businesses. Gas-related activities include the purchase, distribution and sale of natural gas to on- system residential, commercial and industrial customers and off-system sales. Diversified businesses provide district heating and cooling services to large buildings and building complexes in the City of Hartford.

Interim segment information is presented below.
	Three Months Ended December 31,
	1999				1998
	Gas Related Activities	Diversified Operations	Holding Company	TOTAL	Gas Related Activities	Diversified Operations	Holding Company	TOTAL
Revenues:
External revenues	$ 81,928	$ 6,332	$ -	$ 88,260	$ 77,822	$ 4,919	$ -	$ 82,741
Intersegment revenues	(877)	(274)	-	(1,151)	(767)	(295)	-	(1,062)
Consolidated revenues	$ 81,051	$ 6,058	$ -	$ 87,109	$ 77,055	$ 4,624	$ -	$ 81,679

Consolidated Net Income	$ 6,466	$ (44)	$ (494)	$ 5,928	$ 5,797	$ (120)	$ -	$ 5,677

	Twelve Months Ended December 31,
	1999				1998
	Gas Related Activities	Diversified Operations	Holding Company	TOTAL	Gas Related Activities	Diversified Operations	Holding Company	TOTAL
Revenues:
External revenues	$ 270,019	$ 26,971	$ -	$ 296,990	$ 255,695	$ 21,297	$ -	$ 276,992
Intersegment revenues	(3,963)	(848)	-	(4,811)	(3,821)	(1,140)	-	(4,961)
Consolidated revenues	$ 266,056	$ 26,123	$ -	$ 292,179	$ 251,874	$ 20,157	$ -	$ 272,031

Consolidated Net Income	$ 15,208	$ 2,036	$ (3,430)	$ 13,814	$ 12,682	$ 21	$ -	$ 12,703

	at December 31,
	1999				1998
	Gas Related Activities	Diversified Operations	Holding Company	TOTAL	Gas Related Activities	Diversified Operations	Holding Company	TOTAL
Total Assets	$ 399,985	$ 69,638	$ -	$ 469,623	$ 402,329	$ 74,099	$ -	$ 476,428

  Subsequent Events

Long-term Debt

On January 14, 2000, through the Connecticut Development Authority, the Company issued $4,300 of variable rate Industrial Revenue Demand Bonds ("IRB's"). The IRB's are due in 2030 and were issued to finance the unregulated district heating and cooling operations expansion which will serve Hartford's Trinity College/Southside Institutions Neighborhood Alliance ("SINA") neighborhood revitalization initiative. At the same time, the Company also arranged for a $4,400 letter of credit with a bank to support these IRB's.

Legal Proceedings

On February 10, 2000, the Connecticut Department of Consumer Protection ("DCP") issued a Civil Investigative Demand ("Demand") to Connecticut's local natural gas distribution companies, including CTG's wholly owned subsidiary, the Connecticut Natural Gas Corpration ("CNG"). This Demand requests specific information concerning CNG's interruptible gas markets during the month of January 2000. The Company cannot predict the outcome of this matter.

(6)      Reclassifications

Certain prior year amounts have been reclassified to conform with current year classifications.

"UNAUDITED"

CTG RESOURCES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

DECEMBER 31, 1999

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

On June 29, 1999, CTG announced that it had entered into an Agreement and Plan of Merger with Energy East Corporation, a New York corporation ("Energy East"), and a wholly-owned subsidiary of Energy East, Oak Merger Co. ("Oak"), pursuant to which CTG will merge with and into Oak (the "Merger"). The Merger is contingent, among other things, upon the approvals of CTG's shareholders, the Connecticut Department of Public Utility Control ("DPUC"), the United States Securities and Exchange Commission ("SEC"), the Justice Department and the Federal Trade Commission ("FTC").

CTG's shareholders approved the Merger on October 18, 1999. The DPUC approved the Merger on January 19, 2000. The Justice Department and the FTC have taken no action with regard to the "Hart Scott Rodino" requirements and the waiting period for the Merger has elapsed, thereby clearing another approval. The only outstanding approval is from the SEC, which is expected by mid-summer 2000. The Merger can be completed once this last approval is received.

RESULTS OF OPERATIONS

CTG has recorded consolidated earnings of $.69 per share for the quarter and $1.60 for the twelve months ended December 31, 1999. The quarter includes a charge of $(.06) and the twelve months include a charge of $(.40) per share, net of income taxes, for merger-related costs. Without these merger-related expenses earnings per share would be $.75 for the quarter and $2.00 for the twelve months ended December 31, 1999. These compare to earnings per share of $.66 for the quarter and $1.47 for the twelve months ended December 31, 1998.

Weather has been about the same in the first quarter of each of the two fiscal years presented. Yet, the Company has been able to realize an increase in earnings from one year to the next. The higher earnings are the result of additional customers, more interruptible sales, higher interruptible margins and lower operating costs.

The earnings increase between the comparable twelve months ended periods is primarily the result of overall colder weather, which meant more sales to higher-margin firm customers. The benefits to quarterly earnings, described above, added to this increase as well.

Operating Margin

The following table presents the changes in gas revenues, gas operating margin, heating degree days (a measure of weather) and gas deliveries for all periods reported in the statements of income:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	1999	1998	1999	1998
Consolidated Gas Revenues	$ 81,051	$ 77,055	$266,056	$251,309
Gas Operating Margin	$ 32,707	$ 31,716	$111,350	$105,672
Heating Degree Days (30-Year Normal - 6,020)	1,921	1,930	5,548	5,179
Commodity and Transportation Volumes (mmcf)
Firm Gas Sales	5,798	5,953	19,438	19,289
Interruptible Gas Sales	2,666	2,584	9,010	8,753
Off-System Gas Sales	3,566	3,906	13,788	13,203
Transportation Services	672	1,281	6,019	4,555
Total	12,702	13,724	48,255	45,800

Gas operating margin is equal to gas revenues less the cost of gas and Connecticut gross revenues tax. A higher operating margin was earned in both the quarter and twelve months ended December 31, 1999, as compared to the same periods ended December 31, 1998. The weather impact for this first quarter of fiscal 2000 was basically the same as for the first quarter of fiscal 1999. The higher operating margin is the result of additional heating customers, higher interruptible sales and higher per-unit interruptible margins. However, weather was colder, overall, in the twelve months ended December 31, 1999, as compared to 1998. The higher operating margin between the comparable twelve months ended periods is the result of higher firm sales, in response to the colder weather, an increase in the number of firm heating customers, and higher per-unit interruptible margins.

The Company continues to add firm heating customers from year to year. Firm sales historically follow variations in winter weather. Some multi-unit housing, commercial and industrial customers have migrated to firm transportation rates. This should not impact operating margin, because transportation tariffs are designed to earn the same margin as the sales and delivery of natural gas.

Weather Stabilization Program

In September 1998, CNG purchased an insurance product for the winter heating season (November through March). In the first quarter of fiscal 2000, CNG again purchased this product. The program is designed to moderate some of the effects of abnormal winter weather on earnings. This program helps to offset lost margins and thus provides the Company with additional earnings in the event of significantly warmer winter weather in return for an insurance premium which increases in the event of significantly colder winter weather. In the winter heating season of fiscal 1999, most of which is included in the twelve months ended December 31, 1999, the Company realized a net benefit from this program of approximately $577, net of income taxes, equivalent to $.07 per share.

Operations and Maintenance Expenses

Consolidated Operating and Maintenance ("O&M") expenses are slightly higher in the quarter and twelve months ended December 31, 1999, as compared to the same periods ended December 31, 1998, because of additional fiscal 2000 expenses related to TEN's expanded district heating and cooling ("DHC") operations (See"Earnings from Diversified Businesses," below.) These new expenses have offset an overall reduction in consolidated Operating and Maintenance ("O&M") expenses from year to year.

The principal benefits to O&M expenses, for both the three and twelve months ended December 31, 1999, are from lower costs recorded for compensation, employee benefits and pension-related expenses, computer-related services, regulatory expenses and outside purchased services. Bad debt expenses were lower for the quarter but higher for the twelve months ended December 31, 1999. The benefits to O&M expenses were also partially offset by higher expenses recorded for corporate insurance because of the premium paid for the weather stabilization insurance program for the current winter heating season.

Compensation expenses reflect year-to-year timing in the recording of charges related to incentive plans. Employee Benefits costs have benefited from reduced medical claims and a premium refund. Pension costs reflect a reduction in expenses resulting from favorable plan performance and changes in actuarial assumptions in the plans. Computer-related costs reflect changes to equipment lease contracts. Variations in levels of bad debt expenses typically relate to customers' natural gas bills and actual collection levels. Changes in levels of expenses for outside services primarily reflect costs incurred for legal services.

Income Taxes

Overall the Company's effective income tax rate is higher in fiscal 2000 as compared to fiscal 1999. Non-deductible merger-related costs are the primary reason for the higher rate.

As a result of the Internal Revenue Service ("IRS") routine audit of the Company's 1996 Federal income tax return, the Company has received a letter from the IRS stating that there will be no adjustments.

Other Income/(Deductions)

Merger-related costs of $494 for the quarter and $3,698 for the twelve months ended December 31, 1999 appear as a separate line item in this section of the statements of income. Income tax benefits of $269 related to some of these costs were recorded in fiscal 1999 and are included in the income taxes caption in Other Income/(Deductions). The Company expects to incur additional merger- related costs estimated at $3,300. These costs will be expensed as they are incurred.

Higher Other Income has been recorded in the quarter and twelve months ended December 31, 1999 as compared to the same periods of the prior year. Between the comparable quarters additional income from merchandising operations and lower promotional advertising expenses offset much of the decrease in investment income. The twelve months ended December 31, 1998 included costs related to the closing of certain diversified operations. The absence of these expenses accounts for the majority of the year-to-year change in the twelve months ended periods. The Company also recorded lower promotional advertising expenses and higher investment income in the twelve months ended December 1999.

Earnings from Diversified Businesses

TEN recorded a net loss per share of $(.01) for the quarter and net earnings per share of $.24 for the twelve months ended December 31, 1999. These compare to a net loss per share of $(.01) for the quarter and no earnings per share for the twelve months ended December 31, 1998.

TEN's fiscal 2000 earnings are primarily impacted by new or expanded operations. Results for the three and twelve months ended December 31, 1999 reflect a full quarter and nearly a full year of new sales of electricity and steam from TEN's new cogeneration facility at Hartford Hospital, which came on line in December 1998. In the quarter ended December 31, 1999, TEN began to record costs and earnings for providing temporary heating facilities to the Hartford's Trinity College/Southside Institutions Neighborhood Alliance ("SINA") construction site. Earnings also reflect higher steam and hot water sales for heating, and higher chilled water sales for cooling. However, the benefits to earnings from the higher volumes of sales are partially offset by higher DHC energy and production costs, primarily because of higher fuel prices. Costs related to new business development activities also partially offset the net benefits to earnings realized from the sale of DHC services.

TEN's earnings from its equity interest in two partnerships are lower in the twelve months ended December 31, 1999 as compared to 1998. The majority of these earnings are from Iroquois, and in August 1998 Iroquois' approved tariffs allowed by the Federal Energy Regulatory Commission were reduced, resulting in lower income. DCA is the second partnership interest from which TEN derives earnings. These earnings, which were $94 for the quarter and $285 for the twelve months ended December 31, 1999, will end when the DCA ceases operations at the completion of the buyouts of its energy contracts (See "Energy Contract Buyouts," below.).

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash Flows

Negative cash flows from operations are frequently experienced during the quarter ended December of each fiscal year, which begins the winter heating season. This occurs because the Company must pay for large quantities of natural gas in advance of the receipt of payments from customers. This lag between when gas is consumed and when payment for it is received creates the need to provide cash for operations from other sources.

In the first quarter of fiscal 2000, available cash on hand and short-term borrowings provided working capital for operations and funded dividends, construction expenditures and the retirement of long-term debt. Proceeds from long-term debt issued in the first quarter of fiscal 1999 were used to refinance short-term debt, to retire long-term debt, to provide working capital, and to fund capital expenditures and dividends.

In the twelve months ended December 31, 1999, cash from operations funded construction activities and dividends and the retirement of long-term and short- term debt. In the twelve months ended December 31, 1998 long-term debt refinanced short-term borrowings and added to cash from operations for working capital and to fund construction and dividends.

Financing Activities

In October 1999 the Company exercised its option to redeem $2,000 in principal of its 9.16%, Series AA First Mortgage Bonds in addition to the scheduled redemption of $2,500, for a total of $4,500.

In the first quarter of fiscal 2000, the Company renewed TEN's expiring 364- day, $10,000 line of credit through September 2000.

Options Plan

On October 26, 1999, options to purchase 64,600 shares of CTG's common stock were granted under the Company's Option Plan. These options vest over three years, beginning after the second year following their grant. The options are exercisable over ten years. The exercise price of the options is $36.375 per share.

Regulatory Proceedings

CNG filed a general rate case application on November 10, 1999, requesting an increase to its base revenues of $15,700 or 8.37%. One element of the rate case is an alternative ratemaking proposal that would freeze customers' base rates, provide for sharing between customers and the Company of margins earned over benchmark levels and specify the terms of the ongoing monitoring of the Company's earnings by the DPUC. CNG has also proposed a weather normalization adjustment clause to mitigate the effects of weather volatility on earnings. The DPUC has divided its review of this case between revenue requirements and rate design. A decision regarding revenue requirements is expected from the DPUC in May 2000. The DPUC's decision will be implemented by adjusting current rates.

The rate design issues will be addressed as part of a second phase of a regulatory review of natural gas deregulation, which began in 1996. In this second phase, the DPUC is continuing to address the potential deregulation of the residential natural gas sales market in Connecticut and the future role of Connecticut's local natural gas distribution companies ("LDCs") in natural gas commodity sales. Throughout this second phase, CNG has been examining its own rate structure in this new context, to determine its future applicability in an unbundled environment where sales and delivery services may be purchased separately by all customers. The Company cannot predict the outcome of these proceedings.

Environmental Matters

In the ordinary course of business, the Company may incur costs to remediate environmental contaminants related to natural gas activity. In those instances the Company expects that the remediation costs will be recoverable in rates.

In August 1998, the Company received a notice of violation ("NOV") from the Connecticut Department of Environmental Protection ("DEP") regarding a number of areas on noncompliance. The Company submitted the required compliance report in September 1998. In April 1999, the DEP provided the Company with a draft Consent Order and informed the Company, by letter, that the Company's actions in response to the NOV were sufficient to correct the violations. The Company signed a Consent Order resolving the NOV in January 2000. The Consent Order requires the Company to continue certain activities in accordance with DEP requirements and to pay a fee of $31.

Energy Contract Buyouts

TEN has been a 50% partner in the DCA, a single purpose entity operating a 4.2-megawatt dual-fuel gas turbine generator which has supplied electricity to a local electric utility under an Energy Purchase Agreement ("EPA") and steam to TEN's wholly-owned DHC subsidiary, HSC, under a Steam Supply Agreement ("SSA"). Because the electric utility and HSC were both able to obtain energy at a lower cost than that which they pay under these agreements, in March 1999, TEN and its partners in the DCA agreed to terminate both the EPA and SSA and negotiated terms for the buy out of each of these agreements. Under the terms of the agreements, which require DPUC approval, HSC will pay $5,500 to the utility to buy out of the SSA. HSC's termination of the SSA should benefit HSC and its customers by lower future production costs, but will reduce TEN's earnings from its partnership interest in DCA. Assuming DPUC approval, DCA expects the buyouts to be completed in fiscal 2000.

Adriaen's Landing

During fiscal 1998, the Company was approached by local businesses and government agencies regarding the development Adriaen's Landing, a site in downtown Hartford, Connecticut, which contains the Company's Operating and Administrative Center along with TEN's DHC production plant. Numerous proposals have been discussed, with the most recent proposal calling for a convention center, hotel and retail shops. The Company, in order to accommodate the development as it has been proposed, would be required to relocate its administration and operating facilities.

A relocation would have a significant impact on the Company's business and operations during the transition. The Company believes that the Adriaen's Landing project would be beneficial to the Greater Hartford area and provide an opportunity for new customers to the Company. The Company has indicated its willingness to relocate provided that the relocation is accomplished in a way that will not materially disadvantage the Company or its customers. This would require the sale or exchange of some of the Company's properties and reimbursement for the Company's expenses. The State has indicated to the Company that it plans to prepare the site for redevelopment before the plans are final and that the Company will be required to relocate to allow for the site to be prepared. However, the State's final plans for development of this site have not been completed, and, largely for this reason, the Company cannot assess the impact of future developments, including any arrangement pertaining to the funding of relocation and any related land preparation or remediation costs.

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

YEAR 2000 COMPLIANCE

CTG 's State of Readiness

CTG Resources, Inc. (CTG, parent company of Connecticut Natural Gas Corporation and The Energy Network, Inc.) prepared for Year 2000 ("Y2K") issues for a number of years. In 1989, CTG started the implementation of a Long-Range Information Systems Plan that addressed the replacement or redevelopment of all key CTG applications. All systems replaced or redeveloped since 1989 were required to be Y2K ready. In January 1998, a task force was organized to address all Y2K issues throughout CTG operations. The task force, headed by a Y2K compliance officer, was comprised of individuals from every business unit within CTG and was charged with assembling an inventory of date impacted systems, identifying critical vendors and customers for readiness, prioritizing systems that were not ready, identifying critical dates for readiness, developing and executing test plans for all critical high priority application programs and embedded technology, developing contingency plans for vendors and systems that were not ready, and certifying that all systems and critical vendors were ready. All of the above-noted activities of the task force, with the exception of developing contingency plans and the system testing and certification phases, were completed during the last quarter of calendar year 1998. Initial contingency plans were completed during the first quarter of calendar 1999. These contingency plans were finalized and updated throughout 1999 as needed. The testing and certification of systems critical to CTG's operations were completed as of October 1, 1999.

CTG transitioned into the new millennium with no significant Y2K problems.

Costs to Address CTG's Year 2000 Issues

CTG does not foresee incurring significant future incremental costs, nor has it incurred significant costs, relating to the Y2K issue. There have been no material changes in total costs associated with the Y2K issue during the quarter ended December 1999. In accordance with the aforementioned Long-Range Information Systems Plan, CTG has been replacing or redeveloping its major computer applications over the past decade.

Risks of CTG's Year 2000 Issues

CTG has not identified or encountered any known Y2K-related event, trend, demand, commitment, or uncertainty which would likely have a material effect on CTG's business, results of operations, liquidity, capital resources or financial condition.

No third parties with which CTG has significant business relationships have disclosed problems, which would indicate the potential for future business interruptions.

Future natural gas supply disruptions are not expected due to Y2K issues. CTG's gas supply is substantially dependent upon natural gas pipelines and other third party natural gas suppliers that it has no control over. None of the pipelines or suppliers has experienced gas supply delivery problems as a result of Y2K issues; therefore, CTG expects to be able to reliably supply customers in the future. CTG has and will continue to monitor pipelines and suppliers to examine their Y2K readiness.

CTG believes its planning has been adequate to secure futureY2K readiness of critical systems and operations. CTG is not able to predict all the factors that could cause actual results to differ materially from its current expectations regarding its Y2K readiness. However, if CTG and/or third parties with which CTG has a significant business relationship fail to continue Y2K readiness with respect to critical systems or operations, there could be a material adverse effect on CTG's results of operations and financial position.

CTG transitioned into the new millennium with no significant Y2K problems.

CTG's Contingency Plans

CTG's contingency plans included selecting alternate vendors that were Y2K ready, using back-up systems which do not rely on computers, and obtaining and stocking critical parts and materials. Critical dates for readiness were established for systems and vendors utilized throughout CTG. These critical dates were established in order to allow sufficient time for CTG to either remediate any date-sensitive features in existing computer software and applications critical to CTG's business or to acquire services and products from alternate providers which are Y2K ready. Contingency plans will be kept up to date in the unlikely event of future Y2K related issues.

CTG transitioned into the new millennium with no significant Y2K problems.

SUBSEQUENT EVENTS

Long-term Debt

On January 14, 2000, through the Connecticut Development Authority, the Company issued $4,300 of variable rate Industrial Revenue Demand Bonds ("IRB's"). The IRB's are due in 2030 and were issued to finance the unregulated DHC operations expansion which will serve Hartford's Trinity College/Southside Institutions Neighborhood Alliance ("SINA") neighborhood revitalization initiative. At the same time, the Company also arranged for a $4,400 letter of credit with a bank to support these IRB's.

Legal Proceedings

On February 10, 2000, the Connecticut Department of Consumer Protection ("DCP") issued a Civil Investigative Demand ("Demand") to Connecticut's local natural gas distribution companies, including CTG's wholly owned subsidiary, the Connecticut Natural Gas Corpration ("CNG"). This Demand requests specific information concerning CNG's interruptible gas markets during the month of January 2000. The Company cannot predict the outcome of this matter.

FORWARD LOOKING INFORMATION

This report and other Company reports, including filings with the Securities and Exchange Commission, press releases and oral statements, contain forward looking statements. Such statements include but are not limited to disclosures about the Company's merger with Energy East, Adriaen's Landing, future operating margin, the Weather Stabilization Program, changes in operating and maintenance expenses, Year 2000 Compliance, cash flows, DHC expansion, energy contract buyouts, environmental matters and compliance and regulatory proceedings.

Forward looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. The Company cautions that, while it believes such statements to be reasonable and makes them in good faith, actual results almost always vary from expectations, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the regulatory environment, legislative and judicial developments which affect the Company or significant groups of its customers, economic conditions in the Company's service territory, fluctuations in energy-related commodity prices, customer conservation efforts, financial market conditions, interest rate fluctuations, customers' preferences, unforeseen competition, federal regulatory approvals, and other uncertainties, all of which are difficult to predict and beyond the control of the Company.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
  A special meeting of the shareholders of CTG Resources, Inc. ("CTG")was held on October 18, 1999.
  Not Applicable
  The shareholders were asked to vote on a proposal to approve the merger agreement among CTG, Energy East Corporation and Oak Merger Co., a wholly owned subsidiary of Energy East (the "Merger"). The Merger was approved by the shareholders.

The Vote on this matter was:

Common Shares
For	6,663,409
Against	197,721
Abstain	138,780

The total number of shares of CTG Common Stock, no par, outstanding as of August 23, 1999, the record date, were 8,649,029.

(d)  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

99(1)	Exhibit Index
10(143)	Second Amendment to Connecticut Natural Gas Corporation Officer's Retirement Plan, dated March 1, 1999
10(144)	Second Amendment to Connecticut Natural Gas Corporation Deferred Compensation Plan, dated December 14, 1999
10(145)	Third Amendment to Connecticut Natural Gas Corporation Deferred Compensation Plan, dated December 14, 1999
10(146)	Fourth Amendment to Connecticut Natural Gas Corporation Deferred Compensation Plan, dated November 30, 1999
10(147)	Thirteenth Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated December 14, 1999
10(148)	Thirteenth Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated December 14, 1999
10(149)	Third Amendment to CNG Nonemployee Directors' Fee Plan, dated November 30, 1999
10(150)	Performance Share Agreement (Under the Connecticut Natural Gas Corporation Executive Restricted Stock Plan), dated May 14, 1999
10(151)	Assignment of Rights to Payments and Consent to Assignment, between The Energy Network, Inc. and the Downtown Cogeneration Associates Limited Partnership, dated December 29, 1999
10(152)	Steam Supply Termination Agreement between The Hartford Steam Company and the Downtown Cogeneration Associates Limited Partnership, dated December 29, 1999
10(153)

Partnership Termination Agreement among The Energy Network, Inc., the Hartford
Cogeneration Associates Limited Partnership, the Downtown Cogeneration Associates
Limited Partnership and Independent Energy Operations, Inc., dated December 29, 1999

27	Financial Data Schedule

(b)       There were no reports filed under Form 8-K in the quarter ending December 31, 1999.

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTG RESOURCES, INC.
Date: February 14, 2000	By: S/ Andrew H. Johnson & nbsp; &nb sp; (Andrew H. Johnson) Treasurer and Chief Accounting Officer (On behalf of the registrant and as Chief Accounting Officer)