Form 10-Q
period 2000-03-31
CTG RESOURCES INC
filed 2000-05-16
CIK 1026869

UNITED STATES SECURITIES AND EXCHANGE  COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000

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

                                                                          (860) 727-3000
 (Registrant's telephone number, including area  code)

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
outstanding as of the close of business on  April 30, 2000:  8,620,212.

FINANCIAL STATEMENTS

CTG RESOURCES, INC.

       The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position of CTG Resources, Inc. as of March 31, 2000 and 1999 and the results of its operations and its cash flows for the three months, six months and twelve months ended March 31, 2000 and 1999 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

"INTERIM DATA UNAUDITED"

CTG RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
	March 31,	September 30,	March 31,
ASSETS	2000	1999	1999
Plant and Equipment:
Regulated energy	$ 472,038	$ 466,407	$ 453,815
Unregulated energy	66,519	65,870	63,251
Construction work in progress	1,261	1,654	5,535
	539,818	533,931	522,601
Less-Allowance for depreciation	201,211	192,751	184,658
	338,607	341,180	337,943
Investments, at equity	13,072	12,449	11,902
Current Assets:
Cash and cash equivalents	41,594	15,097	21,963
Accounts and notes receivable	62,418	35,131	61,098
Allowance for doubtful accounts	(6,067)	(4,285)	(5,206)
Accrued utility revenue	11,485	3,263	10,626
Inventories	10,204	21,294	11,635
Prepaid expenses	5,353	7,449	5,179
	124,987	77,949	105,295
Deferred Charges and Other Assets:
Unrecovered future taxes	4,675	5,322	8,321
Other assets	23,371	29,361	29,081
	28,046	34,683	37,402
	$ 504,712	$ 466,261	$ 492,542

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock	$ 67,387	$ 67,448	$ 67,448
Retained Earnings	74,809	61,048	69,884
	142,196	128,496	137,332
Unearned compensation - Restricted stock awards	(366)	(448)	(400)
Common stock equity	141,830	128,048	136,932
Preferred stock, not subject to mandatory redemption	853	862	879
Long-term debt	216,543	214,769	217,528
	359,226	343,679	355,339
Current Liabilities:
Current portion of long-term debt	3,285	5,283	3,235
Accounts payable and accrued expenses	35,506	33,017	28,546
Refundable purchased gas costs	9,003	2,782	12,947
Accrued liabilities	16,113	5,433	11,640
	63,907	46,515	56,368
Deferred Credits:
Deferred income taxes	59,726	55,444	58,496
Unfunded deferred income taxes	4,675	5,322	8,321
Investment tax credits	2,430	2,541	2,651
Refundable taxes	6,541	5,311	4,302
Other	8,207	7,449	7,065
	81,579	76,067	80,835
	$ 504,712	$ 466,261	$ 492,542

"UNAUDITED"

CTG RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except for per share data)

	Three Months Ended
	March 31,
	2000	1999

Operating Revenues	$ 126,421	$ 113,001
Less: Cost of Energy	69,617	59,167
State Gross Receipts Tax	4,323	3,934
Operating Margin	52,481	49,900

Other Operating Expenses:
Operations & maintenance expenses	16,841	14,871
Depreciation	5,327	5,086
Income taxes	13,108	11,975
Other taxes	1,908	1,978
	37,184	33,910
Operating Income	15,297	15,990

Other Income/(Deductions):
Allowance for equity funds used
during construction	7	11
Equity in partnership earnings	824	560
Other income	1,184	191
Income Taxes	(630)	(252)
	1,385	510
Income Before Interest Charges	16,682	16,500

Interest and Debt Expense	4,337	4,259
Net Income	12,345	12,241
Less-Dividends on Preferred Stock	15	16
Net Income Applicable to Common Stock	$ 12,330	$ 12,225

Income Per Average Share of
Common Stock:
Basic	$ 1.43	$ 1.41
Diluted	$ 1.42	$ 1.41

Average Common Shares Outstanding
During the Period:
Basic	8,620,379	8,648,029
Diluted	8,671,485	8,683,570

Dividends Per Share of Common Stock	$ 0.26	$ 0.26

"UNAUDITED"

CTG RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except for per share data)

	Six Months Ended
	March 31,

	2000	1999

Operating Revenues	$ 213,530	$ 194,680
Less: Cost of Energy	117,500	103,557
State Gross Receipts Tax	7,094	6,743
Operating Margin	88,936	84,380

Operating Expenses:
Operations & maintenance expenses	30,950	28,682
Depreciation	10,446	10,086
Income taxes	18,798	16,437
Other taxes	3,783	3,793
	63,977	58,998
Operating Income	24,959	25,382

Other Income/(Deductions):
Allowance for equity funds used
during construction	15	18
Equity in partnership earnings	1,353	1,054
Merger Costs	(457)	-
Other income	1,412	564
Income Taxes	(788)	(568)
	1,535	1,068
Income Before Interest Charges	26,494	26,450

Interest and Debt Expense	8,206	8,517
Net Income	18,288	17,933
Less-Dividends on Preferred Stock	30	31
Net Income Applicable to Common Stock	$ 18,258	$ 17,902

Income Per Average Share of
Common Stock:
Basic	$ 2.12	$ 2.07
Diluted	$ 2.11	$ 2.06

Average Common Shares Outstanding
During the Period:
Basic	8,620,379	8,648,029
Diluted	8,671,224	8,681,820

Dividends Per Share of Common Stock	$ 0.52	$ 0.52

"UNAUDITED"

CTG RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except for per share data)

	Twelve Months Ended
	March 31,

	2000	1999

Operating Revenues	$ 305,599	$ 279,616
Less: Cost of Energy	165,041	148,326
State Gross Receipts Tax	9,613	9,309
Operating Margin	130,945	121,981

Operating Expenses:
Operations & maintenance expenses	56,390	53,289
Depreciation	20,593	19,911
Income taxes	17,125	12,163
Other taxes	7,487	7,422
	101,595	92,785
Operating Income	29,350	29,196

Other Income/(Deductions):
Allowance for equity funds used
during construction	75	44
Equity in partnership earnings	2,387	2,662
Merger Costs	(3,661)	-
Other income	2,373	1,481
Income Taxes	(890)	(1,530)
	284	2,657
Income Before Interest Charges	29,634	31,853

Interest and Debt Expense	15,655	16,575
Net Income	13,979	15,278
Less-Dividends on Preferred Stock	60	61
Net Income Applicable to Common Stock	$ 13,919	$ 15,217

Income Per Average Share of
Common Stock:
Basic	$ 1.61	$ 1.76
Diluted	$ 1.61	$ 1.75

Average Common Shares Outstanding
During the Period:
Basic	8,623,604	8,650,106
Diluted	8,670,592	8,685,564

Dividends Per Share of Common Stock	$ 1.04	$ 1.02

"UNAUDITED"

CTG RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2000	1999
Cash Flows from Operations:
Net Income	$ 12,345	$ 12,241
Adjustments to reconcile income to net cash:
Depreciation and amortization	5,504	5,253
Provision for uncollectible accounts	1,994	2,357
Deferred income taxes, net	4,257	5,259
Equity in partnership earnings	(824)	(560)
Change in assets and liabilities:
Accounts receivable	(17,555)	(15,010)
Accrued utility revenue	6,428	7,266
Inventories	9,503	7,575
Purchased gas costs	6,915	8,888
Prepaid expenses	(303)	564
Accounts payable and accrued expenses	11,349	7,480
Other assets/liabilities	4,832	2,424
Total adjustments	32,100	31,496
Net cash provided by operations	44,445	43,737

Cash Flows for Investing Activities:
Capital expenditures	(3,926)	(5,349)
Other, net	(790)	(131)
Net cash used in investing activities	(4,716)	(5,480)

Cash Flows from Financing Activities:
Dividends paid	(2,264)	(2,265)
Other stock activity, net	(4)	1
Issuance of long-term debt	4,300	-
Principal retired on long-term debt	(12)	(11)
Short-term debt	(1,800)	(15,000)
Net cash provided by/(used in) financing activities	220	(17,275)
Increase in Cash and Cash Equivalents	39,949	20,982
Cash and Cash Equivalents at Beginning of Period	1,645	981
Cash and Cash Equivalents at End of Period	$ 41,594	$ 21,963

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Interest (net of amount capitalized)	$ 3,669	$ 988
Income taxes	$ 320	$ 500

"UNAUDITED"

CTG RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended
	March 31,
	2000	1999
Cash Flows from Operations:
Net Income	$ 18,288	$ 17,933
Adjustments to reconcile net income to net cash:
Depreciation and amortization	10,719	10,423
Provision for uncollectible accounts	3,126	3,693
Deferred income taxes, net	5,401	8,261
Equity in partnership earnings	(1,353)	(1,054)
Change in assets and liabilities:
Accounts receivable	(28,741)	(27,831)
Accrued utility revenue	(8,222)	(6,837)
Inventories	11,090	6,217
Purchased gas costs	6,221	11,307
Prepaid expenses	2,096	6,528
Accounts payable and accrued expenses	13,169	4,349
Other assets/liabilities	6,605	4,067
Total adjustments	20,111	19,123
Net cash provided by operations	38,399	37,056

Cash Flows for Investing Activities:
Capital expenditures	(7,106)	(10,762)
Cash distributions received from investments	731	974
Other, net	(768)	748
Net cash used in investing activities	(7,143)	(9,040)

Cash Flows from Financing Activities:
Dividends paid	(4,527)	(4,496)
Other stock activity, net	(8)	1
Issuance of long-term debt	4,300	35,000
Principal retired on long-term debt	(4,524)	(5,022)
Short-term debt	-	(32,800)
Net cash used in financing activities	(4,759)	(7,317)
Increase in Cash and Cash Equivalents	26,497	20,699
Cash and Cash Equivalents at Beginning of Period	15,097	1,264
Cash and Cash Equivalents at End of Period	$ 41,594	$ 21,963

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest (net of amount capitalized)	$ 8,058	$ 7,625
Income taxes	$ 3,039	$ 206

"UNAUDITED"

CTG RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Twelve Months Ended
	March 31,
	2000	1999
Cash Flows from Operations:
Net Income	$ 13,979	$ 15,279
Adjustments to reconcile net income to net cash:
Depreciation and amortization	21,141	20,829
Provision for uncollectible accounts	4,703	5,354
Deferred income taxes, net	3,248	10,358
Equity in partnership earnings	(2,387)	(2,662)
Change in assets and liabilities:
Accounts receivable	(5,082)	(8,146)
Accrued utility revenue	(859)	1,651
Inventories	1,431	(2,982)
Purchased gas costs	(3,944)	2,967
Prepaid expenses	(174)	361
Accounts payable and accrued expenses	11,433	(9,410)
Other assets/liabilities	6,363	6,222
Total adjustments	35,873	24,542
Net cash provided by operations	49,852	39,821

Cash Flows from Investing Activities:
Capital expenditures	(21,336)	(26,016)
Purchase of Cogeneration Assets	-	(17,067)
Cash distributions received from investments	1,218	2,199
Other,net	78	270
Net cash used in investing activities	(20,040)	(40,614)

Cash Flows from Financing Activities:
Dividends paid	(9,054)	(8,796)
Issuance/(repurchase) of common stock, net	-	12
Other stock activity, net	(192)	(2)
Issuance of long-term debt	4,300	45,600
Principal retired on long-term debt	(5,235)	(16,287)
Short-term debt	-	(2,000)
Net cash provided by/(used) in financing activities	(10,181)	18,527
Increase in Cash and Cash Equivalents	19,631	17,734
Cash and Cash Equivalents at Beginning of Period	21,963	4,229
Cash and Cash Equivalents at End of Period	$ 41,594	$ 21,963

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest (net of amount capitalized)	$ 16,470	$ 15,156
Income taxes	$ 6,489	$ 4,827

"UNAUDITED"

CTG RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2000

(Dollars in Thousands)

(1)       Merger with Energy East

On June 29, 1999, CTG Resources, Inc. ("the Company" or "CTG") announced that it had entered into an Agreement and Plan of Merger with Energy East Corporation, a New York corporation ("Energy East"), and a wholly-owned subsidiary of Energy East, Oak Merger Co. ("Oak"), pursuant to which CTG will merge with and into Oak (the "Merger"). CTG's shareholders approved the Merger on October 18, 1999. The Connecticut Department of Public Utility Control ("DPUC") approved the Merger on January 19, 2000. The Justice Department and the Federal Trade Commission have taken no action with regard to the "Hart Scott Rodino" requirements and the waiting period for the Merger has elapsed, thereby clearing another approval. The only outstanding approval is from the United States Securities and Exchange Commission, which is expected to be received by mid-year 2000. The Merger can be completed once this last approval is received.

Through March 31, 2000, the Company has incurred and expensed merger-related costs of approximately $3,700. The Company expects to incur additional merger- related costs estimated at $3,300. These costs will be expensed as they are incurred.

(2)       Adriaen's Landing

On May 2, 2000, the Connecticut General Assembly enacted legislation authorizing the construction of a convention center and other facilities in a development in Hartford known as Adriaen's Landing. The Company's Administrative and Operation facilities occupy a large portion of this development site. As a result of the legislation the Company will be required to relocate.

The Company believes that the Adriaen's Landing project will be beneficial to the Greater Hartford area and provide an opportunity to obtain new customers for the Company, and has offered to make the capital investments necessary to provide energy services to such customers. The relocation will have a significant impact on the Company's business and operations during the transition. The Company has indicated its willingness to relocate provided that the relocation is accomplished in a way that will not materially disadvantage the Company or its customers. The Company is negotiating with the State's representatives over the terms and conditions under which the Company's relocation will be achieved. Inasmuch as these discussions are currently pending, the Company cannot assess the impact of this activity, including any arrangement pertaining to the funding of relocation and any related land preparation or possible environmental remediation costs.

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

(3)      Long-term Debt

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

(4)      Short-term Debt

In February 2000, the Company renewed an expiring one-year line of credit to February 2001. This line of credit varies from $10,000 to $15,000 to meet the Company's seasonal working capital requirements.

(5)      Legal Proceedings

On February 10, 2000, the Connecticut Department of Consumer Protection ("DCP") issued a Civil Investigative Demand ("Demand") to Connecticut's local natural gas distribution companies, including CTG's wholly-owned subsidiary, the Connecticut Natural Gas Corporation ("CNG"). This Demand requested specific information concerning CNG's interruptible gas markets during the month of January 2000. CNG's response was filed on February 25, 2000, and there has been no activity concerning this proceeding since then. The Company cannot predict the outcome of this matter.

(6)       Segment Information

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

Interim segment information is presented below.

	Three Months Ended March 31,
	2000				1999
	Gas Related Activities	Diversified Operations	Holding Company	TOTAL	Gas Related Activities	Diversified Operations	Holding Company	TOTAL
Revenues:
External revenues	$ 119,846	$ 7,981	$ -	$ 127,827	$ 107,349	$ 6,731	$ -	$ 114,080
Intersegment revenues	(1,183)	(223)	-	(1,406)	(923)	(156)	-	(1,079)
Consolidated revenues	$ 118,663	$ 7,758	$ -	$ 126,421	$ 106,426	$ 6,575	$ -	$ 113,001

Consolidated Net Income	$ 11,808	$ 485	$ 37	$ 12,330	$ 11,657	$ 568	$ -	$ 12,225

	Six Months Ended March 31,
	2000				1999
	Gas Related Activities	Diversified Operations	Holding Company	TOTAL	Gas Related Activities	Diversified Operations	Holding Company	TOTAL
Revenues:
External revenues	$ 201,774	$ 14,313	$ -	$ 216,087	$ 185,171	$ 11,650	$ -	$ 196,821
Intersegment revenues	(2,060)	(497)	-	(2,557)	(1,690)	(451)	-	(2,141)
Consolidated revenues	$ 199,714	$ 13,816	$ -	$ 213,530	$ 183,481	$ 11,199	$ -	$ 194,680

Consolidated Net Income	$ 18,274	$ 441	$ (457)	$ 18,258	$ 17,454	$ 448	$ -	$ 17,902

	Twelve Months Ended March 31,
	2000				1999
	Gas Related Activities	Diversified Operations	Holding Company	TOTAL	Gas Related Activities	Diversified Operations	Holding Company	TOTAL
Revenues:
External revenues	$ 282,516	$ 28,221	$ -	$ 310,737	$ 262,590	$ 21,921	$ -	$ 284,511
Intersegment revenues	(4,223)	(915)	-	(5,138)	(3,737)	(1,158)	-	(4,895)
Consolidated revenues	$ 278,293	$ 27,306	$ -	$ 305,599	$ 258,853	$ 20,763	$ -	$ 279,616

Consolidated Net Income	$ 15,358	$ 1,953	$ (3,392)	$ 13,919	$ 14,082	$ 1,135	$ -	$ 15,217

	at March 31,
	2000				1999
	Gas Related Activities	Diversified Operations	Holding Company	TOTAL	Gas Related Activities	Diversified Operations	Holding Company	TOTAL
Total Assets	$ 417,448	$ 87,264	$ -	$ 504,712	$ 414,458	$ 78,084	$ -	$ 492,542

(7)      Reclassifications

Certain prior year amounts have been reclassified to conform with current year classifications.

"UNAUDITED"

CTG RESOURCES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

MARCH 31, 2000

(Dollars in Thousands Except for Per Share Amounts)

CTG Resources, Inc. ("the Company" or "CTG") is a holding company and parent of the Connecticut Natural Gas Corporation ("CNG") and The Energy Network, Inc. ("TEN"). CNG is an energy provider engaged in the regulated distribution, sale and transportation of natural gas. TEN holds and operates, through divisions or wholly-owned subsidiaries, CTG's unregulated, diversified businesses, which are primarily engaged in district heating and cooling. TEN also holds the Company's equity investments in the Iroquois Gas Transmission System ("Iroquois") and the Downtown Cogeneration Associates partnerships.

On June 29, 1999, CTG announced that it had entered into an Agreement and Plan of Merger with Energy East Corporation, a New York corporation ("Energy East"), and a wholly-owned subsidiary of Energy East, Oak Merger Co. ("Oak"), pursuant to which CTG will merge with and into Oak (the "Merger"). CTG's shareholders approved the Merger on October 18, 1999. The Connecticut Department of Public Utility Control ("DPUC") approved the Merger on January 19, 2000. The Justice Department and the Federal Trade Commission have taken no action with regard to the "Hart Scott Rodino" requirements and the waiting period for the Merger has elapsed, thereby clearing another approval. The only outstanding approval is from the United States Securities and Exchange Commission, which is expected by mid-year 2000. The Merger can be completed once this last approval is received.

RESULTS OF OPERATIONS

CTG's consolidated earnings per share were $1.43 for the quarter, $2.12 for the six months and $1.61 for the twelve months ended March 31, 2000. The six months ended include a charge of $(.05) and the twelve months ended include a charge of $(.39) per share, net of income taxes, for merger-related costs. Without these merger-related expenses earnings per share would be $2.17 for the six months and $2.00 for the twelve months ended March 31, 2000. These compare to earnings per share of $1.41 for the quarter, $2.07 for the six months and $1.76 for the twelve months ended March 31, 1999.

Weather has been about the same in each of the two fiscal years presented. Yet, setting aside the impact of merger-related costs, the Company has been able to realize an increase in earnings from one year to the next. The higher earnings are primarily the result of additional heating customers and higher interruptible margins.

Operating Margin

The following table presents the changes in gas revenues, gas operating margin, heating degree days (a measure of weather) and gas deliveries for all periods reported in the statements of income:

	Three Months Ended March 31,		Six Months Ended March 31,		Twelve Months Ended March 31,
	2000	1999	2000	1999	2000	1999
Consolidated Gas Revenues	$118,663	$106,426	$199,714	$183,481	$278,293	$258,853
Gas Operating Margin	$ 47,782	$ 45,665	$ 80,489	$ 77,381	$113,467	$109,198
Heating Degree Days (30-Year Normal - 6,018)	2,885	2,916	4,806	4,846	5,517	5,537
Commodity and Transportation Volumes (mmcf)
Firm Gas Sales	9,496	9,504	15,293	15,457	19,430	19,984
Interruptible Gas Sales	2,654	2,564	5,320	5,146	9,154	8,466
Off-System Gas Sales	4,531	3,993	8,098	7,899	14,326	13,802
Transportation Services	1,896	1,832	3,636	3,113	6,082	5,245
Total	18,577	17,893	32,347	31,615	48,992	47,497

Gas operating margin is equal to gas revenues less the cost of gas and Connecticut gross revenues tax. A higher operating margin was earned throughout fiscal 2000, as compared to the same periods of fiscal 1999. The weather impact for fiscal 2000 was basically the same as for fiscal 1999. The higher operating margin is the result of additional heating customers and higher per-unit interruptible margins generated by higher oil-price related tariffs.

The Company continues to add a considerable number of firm heating customers from year to year. Firm sales historically follow variations in winter weather. Some multi-unit housing, commercial and industrial customers have migrated to firm transportation rates. This should not impact operating margin, because transportation tariffs are designed to earn the same margin as the sales and delivery of natural gas.

Weather Stabilization Program

At the beginning of the fiscal year, CNG purchased an insurance product for the fiscal 2000 winter heating season (November through April) that is designed to moderate some of the effects of abnormal winter weather on earnings. This program helps to offset lost margins and thus provides the Company with additional earnings in the event of significantly warmer winter weather in return for an insurance premium which increases in the event of significantly colder winter weather. In the third quarter of fiscal 2000, the Company will record the net benefit of this insurance product for the fiscal 2000 winter heating season. The Company recorded a net benefit of approximately $577, or $.07 per share, in fiscal 1999 from a similar program covering November to March.

Operations and Maintenance Expenses

Consolidated Operating and Maintenance ("O&M") expenses are higher in all periods of fiscal 2000, as compared to fiscal 1999. This is primarily a reflection of additional fiscal 2000 expenses related to TEN's expanded district heating and cooling ("DHC") operations (See "Earnings from Diversified Businesses," below.). The second significant factor affecting fiscal 2000 is the timing of the benefit payment from the regulated operations' weather stabilization insurance policy. In fiscal 1999, this benefit was recorded as a reduction in operating expenses in March 1999. In fiscal 2000, the insurance policy period was extended through April 2000, with a significantly higher premium that is being charged to operating expenses over the November to April period. The fiscal 2000 benefit will be recorded in the third quarter of the fiscal year. Setting aside these two factors, O&M expenses are higher for the quarter and lower for the six and twelve months ended March 31, 2000 as compared to the same periods ended March 31, 1999.

Employee benefits and pension-related expenses are higher for the quarter and fiscal year-to-date but lower for the twelve months ended March 31, 2000. Labor expense is also higher for the second quarter of fiscal 2000 but lower for the six and twelve months ended March 31, 2000. Throughout fiscal 2000, benefits to O&M expenses have also been recorded from lower computer-related services, regulatory expenses, bad debt expenses and outside purchased services.

Compensation expenses reflect year-to-year timing in the recording of charges related to incentive plans. Employee Benefits costs reflect the level of medical claims and changes in premiums. Pension costs reflect a reduction in expenses resulting from favorable plan performance and changes in actuarial assumptions in the plans. Computer-related costs reflect changes to equipment lease contracts. Variations in levels of bad debt expenses typically relate to customers' natural gas bills and actual collection levels. Changes in levels of expenses for outside services primarily reflect costs incurred for legal and consulting services.

Income Taxes

Overall the Company's effective income tax rate is higher in fiscal 2000 as compared to fiscal 1999. Non-deductible merger-related costs are the primary reason for the higher rate.

Other Income/(Deductions)

Merger-related costs of $457 for the six months and $3,661 for the twelve months ended March 31, 2000 appear as a separate line item in this section of the statements of income. Income tax benefits of $269 related to some of these costs were recorded in fiscal 1999 and are included in the income taxes caption in Other Income/(Deductions). The Company expects to incur additional merger-related costs estimated at $3,300. These costs will be expensed as they are incurred.

Higher other income has been recorded in all periods of fiscal 2000, as compared to the same periods of fiscal 1999. Interest income related to the temporary investment of available cash balances is the principal reason for this increase in other income.

Earnings from Diversified Businesses

Earnings per share for TEN are $.06 for the quarter, $.05 for the six months and $.23 for the twelve months ended March 31, 2000. These compare to earnings per share of $.07 for the quarter, $.05 for the six months and $.13 for twelve months ended March 31, 1999.

TEN's fiscal 2000 earnings are primarily impacted by new or expanded operations. Results for all periods ended March 31, 2000 reflect the full impact of new sales of electricity and additional sales of steam from TEN's new cogeneration facility at Hartford Hospital, which came on line in December 1998. In the quarter ended December 31, 1999, TEN also began to record costs and earnings for providing temporary heating facilities to the Hartford's Trinity College/Southside Institutions Neighborhood Alliance ("SINA") construction site. Earnings also reflect higher steam and hot water sales for heating, and higher chilled water sales for cooling. However, the benefits to earnings from the higher volumes of sales are partially offset by higher DHC energy and production costs, primarily because of higher fuel prices. Costs related to new business development activities also partially offset the net benefits to earnings realized from the sale of DHC services.

TEN's earnings from its equity interest in two partnerships are higher in the three and six months ended March 31, 2000 and lower in the twelve months ended March 31, 2000 as compared to 1999. The majority of these earnings are from Iroquois, and in August 1998 Iroquois' approved tariffs allowed by the Federal Energy Regulatory Commission were reduced. This is the primary reason for the lower twelve months ended earnings.

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

In all periods ended March 31, 2000, cash flows from operations provided working capital and funded dividends, construction expenditures and the retirement of long-term debt.

Financing Activities

On January 14, 2000, through the Connecticut Development Authority, the Company issued $4,300 of variable rate Industrial Revenue Demand Bonds ("IRB's"). The IRB's are due in 2030 and were issued to finance the unregulated DHC operations expansion, which will serve Hartford's SINA neighborhood revitalization initiative. At the same time, the Company also arranged for a $4,400 letter of credit with a bank to support these IRB's.

In February 2000, the Company renewed an expiring one-year line of credit to February 2001. This line of credit varies from $10,000 to $15,000 to meet the Company's seasonal working capital requirements.

Regulatory Proceedings

CNG currently has pending before the DPUC an application for a rate increase of $15,700 or 8.37%. On April 20, 2000, the DPUC issued a draft decision which proposed a $2,780 reduction in rates. All parties were allowed to file written comments on the draft decision and to present oral arguments advocating modifications to the draft decision. On May 17, 2000, the DPUC is expected to issue a final decision authorizing new rates.

The DPUC divided its review of this case between revenue requirements and rate design. One element of this rate case was an alternative ratemaking proposal that would freeze customers' base rates, provide for sharing between customers and the Company of margins earned over benchmark levels and specify the terms of the ongoing monitoring of the Company's earnings by the DPUC.

These rate design issues will be addressed as part of the second phase.

New, interim rates, based on the first phase review of CNG's revenue requirements, are expected to become effective in May 2000. Final rates, to be determined in the second phase, are expected to become effective in June 2000.

Legal Proceedings

On February 10, 2000, the Connecticut Department of Consumer Protection ("DCP") issued a Civil Investigative Demand ("Demand") to Connecticut's local natural gas distribution companies, including CNG. This Demand requested specific information concerning CNG's interruptible gas markets during the month of January 2000. CNG's response was filed on February 25, 2000, and there has been no activity concerning this proceeding since then. The Company cannot predict the outcome of this matter.

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

Adriaen's Landing

On May 2, 2000, the Connecticut General Assembly enacted legislation authorizing the construction of a convention center and other facilities in a development in Hartford known as Adriaen's Landing. The Company's Administrative and Operation facilities occupy a large portion of this development site. As a result of the legislation the Company will be required to relocate.

The Company believes that the Adriaen's Landing project will be beneficial to the Greater Hartford area and provide an opportunity to obtain new customers for the Company, and has offered to make the capital investments necessary to provide energy services to such customers. The relocation will have a significant impact on the Company's business and operations during the transition. The Company has indicated its willingness to relocate provided that the relocation is accomplished in a way that will not materially disadvantage the Company or its customers. The Company is negotiating with the State's representatives over the terms and conditions under which the Company's relocation will be achieved. Inasmuch as these discussions are currently pending, the Company cannot assess the impact of this activity, including any arrangement pertaining to the funding of relocation and any related land preparation or possible environmental remediation costs.

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

YEAR 2000 COMPLIANCE

CTG 's Year 2000 Readiness Disclosure

CTG transitioned into the new millennium with no significant Year 2000 ("Y2K") problems.

CTG has not identified or encountered any known Y2K-related event, trend, demand, commitment, or uncertainty which would likely have a material effect on CTG's business, results of operations, liquidity, capital resources or financial condition.

CTG does not foresee incurring significant future incremental costs, nor has it incurred significant costs, relating to the Y2K issue. There have been no material changes in total costs associated with the Y2K issue during the quarter ended March 2000.

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," to amend the implementation date of SFAS No. 133. Adoption of SFAS No. 133 is now required for the Company beginning with the first quarter of fiscal 2001. The Company is aware of certain provisions which may impact the natural gas industry and has established a task force to review these provisions in detail against its existing accounting practices and disclosures. At this time the Company cannot predict what impact, if any, the adoption of SFAS No. 133 will have on its financial condition or results of operations.

FORWARD LOOKING INFORMATION

This report and other Company reports, including filings with the Securities and Exchange Commission, press releases and oral statements, contain forward looking statements. Such statements include but are not limited to disclosures about the Company's merger with Energy East, Adriaen's Landing, future operating margin, the Weather Stabilization Program, changes in operating and maintenance expenses, Year 2000 Compliance, cash flows, SFAS No. 133, environmental matters and compliance and regulatory proceedings.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

99(1)	Exhibit Index
10(154)	Amended and Restated 364-Day Revolving Credit Note, dated September 30, 1999, between The Energy Network, Inc. and Fleet National Bank
10(155)	Revolving Credit Agreement and Promissory Note, dated February 14, 2000, between the Connecticut Natural Gas Corporation and Fleet National Bank
10(156)	Irrevocable Direct Pay Letter of Credit, dated January 14, 2000, between The Energy Network, Inc. and Fleet National Bank
10(157)	Reimbursement Agreement, dated January 1, 2000, between The Energy Network, Inc. and Fleet National Bank
10(158)	Loan Agreement, dated January 1, 2000, between the Connecticut Development Authority and The Energy Network, Inc.
27	Financial Data Schedule

(b)       There were no reports filed under Form 8-K in the quarter ending March 31, 2000.

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTG RESOURCES, INC.
Date: May 15, 2000	By: S/ Andrew H. Johnson & nbsp; &nb sp; (Andrew H. Johnson) Treasurer and Chief Accounting Officer (On behalf of the registrant and as Chief Accounting Officer)