Form 10-K405/A
period 1999-09-30
CTG RESOURCES INC
filed 2000-06-27
CIK 1026869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A
AMENDMENT No.1

(Mark One)
(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1999

OR,

(   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________	to _______________________

            ;             & nbsp;            &nb sp;       CTG Resources, Inc.            &nbs p;                           &n bsp;
(Exact name of registrant as specified in its charter)

; & nbsp; &nb sp; Connecticut &n bsp; &nbs p; (State or other jurisdiction of incorporation or organization)	; & nbsp; 06- 1466463 & nbsp; &nb sp; (I.R.S. Employer Identification No.)
100 Columbus Blvd. P.O. Box 1500 ; & nbsp; Hartford, Connecticut &nb sp; ; (Address of principal executive offices)	; & nbsp;06144- 1500 &nbs p; (Zip code)

Registrant's telephone number, including area code (860) 727- 3010            &nbs p;                           &n bsp;            &nbs p;                           &n bsp;

The purpose of this amendment is to file as exhibits to Form 10-K the information required by Form 11-K with respect to the CTG Resouces, Inc. Employee Savings Plan and Union Employee Savings Plan for the fiscal year ending December 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.
CTG RESOURCES, INC. (Registrant)
Date: June 26, 2000	; S/ Andrew H. Johnson & nbsp; Andrew H. Johnson Treasurer and Chief Accounting Officer (On behalf of the registrant and as Chief Accounting Officer)

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8- K
(a) 1.	Financial Statements:

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

(f) Fourteenth Supplemental Indenture filed as Exhibit No. 4(iii) to the Connecticut Natural Gas Corporation's Current Report on Form 8-K, dated August 28, 1986, filed with the Commission in September, 1986 (Commission File No. 1- 7727)

(g) Fifteenth Supplemental Indenture filed as Exhibit No. 4(iii) to the Connecticut Natural Gas Corporation's Current Report on Form 8-K, dated December 8, 1987, filed with the Commission in December, 1987 (Commission File No. 1- 7727)

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
Natural Gas Supply, Storage and Transportation
10(1)

Canadian gas transportation contract (rate schedule CGT-NE) between the Connecticut Natural Gas Corporation and Tennessee, dated December 1, 1987, filed as Exhibit No. 10(xxiii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)

10(2)

Gas purchase contract between the Connecticut Natural Gas Corporation and TransCanada Pipelines Limited, dated September 14, 1987, filed as Exhibit No. 10(xxiv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)

10(3)

Gas sales agreement between the Connecticut Natural Gas Corporation and Boundary Gas, Inc., dated September 14, 1987, filed as Exhibit No. 10(xxv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on March 29, 1988 (Commission File No. 1-7727)

10(4)

Precedent Agreement to First Amendment, dated September 14, 1988, to the Gas Sales Agreement between the Connecticut Natural Gas Corporation and Boundary Gas, Inc., dated September 14, 1987, filed as Exhibit No. 10(xxxi) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission March 28, 1990 (Commission File No. 1-7727)

10(5)

First Amendment, dated January 1, 1990, to the Gas Sales Agreement between the Connecticut Natural Gas Corporation and Boundary Gas, Inc., dated September 14, 1987, filed as Exhibit 10(xxxii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 28, 1990 (Commission File No. 1- 7727)

10(6)

Amendment to Phase 2 Gas Sales Agreement, dated August 20, 1997, between the Connecticut Natural Gas Corporation and Boundary Gas, Inc., filed as Exhibit No. 10(108) to the CTG Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997 (Commission File No. 1-12859)

10(7)

Gas Transportation Contract for Firm Reserved Service, dated February 7, 1991, between the Connecticut Natural Gas Corporation and the Iroquois Gas Transmission System, L.P., filed as Exhibit No. 10(xxxvii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

10(8)

Gas Sales Agreement No. 1, dated February 7, 1991, between the Connecticut Natural Gas Corporation and Alberta Northeast Gas Limited, filed as Exhibit No. 10(xxxviii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

10(9)

Amendment to ANE Gas Sales Agreement No. 1, dated August 19, 1997, between the Connecticut Natural Gas Corporation and Alberta Northeast Gas Limited, filed as Exhibit No. 10(106) to the CTG Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997 (Commission File No. 1-12859)

10(10)

Gas Sales Agreement No. 2, dated February 7, 1991, between the Connecticut Natural Gas Corporation and Alberta Northeast Gas Limited, filed as Exhibit No. 10(xxxix) to the Connecticut Natural Gas Corporation's Annual Report on Form 10- K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

10(11)

Amendment to ANE Gas Sales Agreement No. 2, dated August 19, 1997, between the Connecticut Natural Gas Corporation and Alberta Northeast Gas Limited, filed as Exhibit No. 10(107) to the CTG Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997 (Commission File No. 1-12859)

10(12)

Gas Sales Agreement (ProGas), dated February 7, 1991, between the Connecticut Natural Gas Corporation and Alberta Northeast Gas Limited, filed as Exhibit No. 10(xl) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

10(13)

Gas Sales Agreement (ATCOR), dated February 7, 1991, between the Connecticut Natural Gas Corporation and Alberta Northeast Limited, filed as Exhibit No. 10(xli) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

10(14)

Gas Sales Agreement (AEC), dated February 7, 1991, between the Connecticut Natural Gas Corporation and Alberta Northeast Gas Limited, filed as Exhibit No. 10(xlii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

10(15)

Gas Transportation Contract for Firm Reserved Service, dated October 20, 1992, between the Connecticut Natural Gas Corporation and the Iroquois Gas Transmission System, L.P., filed as Exhibit No. 10(xlvii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Commission on December 23, 1992, (Commission File No. 1-7727)

10(16)

Service Agreement #89102 (Rate Schedule AFT-1), dated June 1, 1993, between the Connecticut Natural Gas Corporation and Algonquin Gas Transmission Company, filed as Exhibit No. 10(xxxviii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

10(17)

Service Agreement #93205 (Rate Schedule AFT-1), dated June 1, 1993, between the Connecticut Natural Gas Corporation and Algonquin Gas Transmission Company, filed as Exhibit No. 10(xl) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

10(18)

Service Agreement #.6426, dated June 1, 1993, between the Connecticut Natural Gas Corporation and Transcontinental Gas Pipe Line Corporation, filed as Exhibit No. 10(xlv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

10(19)

Service Agreement (Rate Schedule FTNN), dated October 1, 1993, between the Connecticut Natural Gas Corporation and CNG Transmission Corporation, filed as Exhibit No. 10(liii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

10(20)

Service Agreement (Rate Schedule GSS), dated November 1, 1993, between the Connecticut Natural Gas Corporation and CNG Transmission Corporation, filed as Exhibit No. 10(liv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Commission December 28, 1993 (Commission File No. 1-7727)

10(21)

Gas Storage Contract, dated February 16, 1990, between the Connecticut Natural Gas Corporation and ENDEVCO Industrial Gas Sales Company, filed as Exhibit No. 10(lxix) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

10(22)

Service Agreement #86006 (Rate Schedule AFT-1), dated September 1, 1994, between the Connecticut Natural Gas Corporation and Algonquin Gas Transmission Company, filed as Exhibit No. 10(lxxi) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Commission August 2, 1995 (Commission File No. 1-7727)

10(23)

Service Agreement #93005 (Rate Schedule AFT-1), dated September 1, 1994, between the Connecticut Natural Gas Corporation and Algonquin Gas Transmission Company, filed as Exhibit No. 10(lxxii) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Commission August 2, 1995 (Commission File No. 1-7727)

10(24)

Service Agreement #9B103 (Rate Schedule AFT-1), dated September 1, 1994, between the Connecticut Natural Gas Corporation and Algonquin Gas Transmission Company, filed as Exhibit No. 10(lxxiii) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Commission August 2, 1995 (Commission File No. 1-7727)

10(25)

Service Agreement #9W005 (Rate Schedule AFT-1), dated September 1, 1994, between the Connecticut Natural Gas Corporation and Algonquin Gas Transmission Company, filed as Exhibit No. 10(lxxiv) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Commission August 2, 1995 (Commission File No. 1-7727)

10(26)

Gas Storage Agreement No. 1626 (Rate Schedule FS), dated September 1, 1993, by and between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(lxix) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1- 7727)

10(27)

Gas Transportation Agreement No. 2498 (Rate Schedule FT-A), dated September 1, 1993, by and between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(lxx) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1- 7727)

10(28)

Gas Transportation Agreement No. 3900 (Rate Schedule FT-A), dated October 1, 1993, by and between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(lxxi) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1- 7727)

10(29)

Gas Transportation Agreement No. 3901 (Rate Schedule FT-A), dated October 1, 1993, by and between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(lxxii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1- 7727)

10(30)

Gas Transportation Agreement No. 2075 (Rate Schedule FT-A), dated September 1, 1993, by and between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(lxxiii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1- 7727)

10(31)

Gas Transportation Agreement (FT-A Rate Schedule, Service Package No. 86) dated September 1, 1993, between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(lxxxviii) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

10(32)

Gas Transportation Agreement (FT-A Rate Schedule, Service Package No. 1625) dated September 1, 1993, between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(lxxxix) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

10(33)

Gas Transportation Agreement (FT-A Rate Schedule, Service Package No. 2655) dated September 1, 1993, between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(xc) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1- 7727)

10(34)

Gas Storage Contract (Rate Schedule FS, Service Package No. 1626) dated December 1, 1994, between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(xciii) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

10(35)

Amendment No.1-A to Gas Storage Contract (Rate Schedule FS, Service Package No. 1626) dated July 1, 1995 between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(xciv) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1- 7727)

10(36)

Service Agreement (#N01719, FST Service) dated March 28, 1996 between the Connecticut Natural Gas Corporation and National Fuel Gas Supply Corporation, filed as Exhibit No. 10(xcv) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

10(37)

Amendment No. 1 to Service Agreement (#N01719, FST Service) dated April 1, 1996, between the Connecticut Natural Gas Corporation and National Fuel Gas Supply Corporation, filed as Exhibit No. 10(xcvi) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission July 29, 1996 (Commission File No. 1-7727)

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
10(42)

Service Agreement (#400507, Rate Schedule FSS-1), dated November 15,1996, between the Connecticut Natural Gas Corporation and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(civ) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1- 7727)

10(43)

Service Agreement (#800424, Rate Schedule CDS), dated November 15, 1996, between the Connecticut Natural Gas Corporation and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(cvii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1- 7727)

10(44)

Storage Service Agreement (#300094, Rate Schedule GSS), dated April 1, 1997, between the Connecticut Natural Gas Corporation and CNG Transmission Corporation, filed as Exhibit No. 10(109) to the CTG Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997 (Commission File No. 1-12859)

10(45)

Seasonal Transportation Service Agreement (#200106, Rate Schedule FT), dated April 1, 1997, between the Connecticut Natural Gas Corporation and CNG Transmission Corporation, filed as Exhibit No. 10(110) to the CTG Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997 (Commission File No. 1- 12859)

10(46)

Storage Service Agreement (#1623, Rate Schedule SS-NE), dated September 1, 1993, between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(111) to the CTG Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997 (Commission File No. 1-12859)

10(47)

Transportation Service Agreement (#1627, Rate Schedule FT-A), dated September 1, 1993, between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(112) to the CTG Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997 (Commission File No. 1-12859)

10(48)

Transportation Service Agreement (#10781, Rate Schedule FT-A), dated June 1, 1995, between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(113) to the CTG Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997 (Commission File No. 1-12859)

10(49)

Amended Transportation Service Agreement (#10781, Rate Schedule FT-A), dated November 21, 1996, between the Connecticut Natural Gas Corporation and Tennessee Gas Pipeline Company, filed as Exhibit No. 10(114) to the CTG Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997 (Commission File No. 1-12859)

10(50)

Service Agreement (#830035, Rate Schedule FT-1), dated November 15, 1996, between the Connecticut Natural Gas Corporation and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(116) to the CTG Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997 (Commission File No. 1-12859)

10(51)

Service Agreement (#400223, Rate Schedule SS-1), dated November 15, 1996, between the Connecticut Natural Gas Corporation and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(117) to the CTG Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997 (Commission File No. 1-12859)

10(52)

Service Agreement (#800294R, Rate Schedule FT-1), dated May 20, 1998, between Connecticut Natural Gas Corporation and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(128) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998 (Commission File No. 1-12859)

10(53)

Service Agreement (#800295R, Rate Schedule FT-1), dated May 20, 1998, between Connecticut Natural Gas Corporation and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(129) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998 (Commission File No. 1-12859)

10(54)

Service Agreement (#830047, Rate Schedule FT-1), dated May 20, 1998, between Connecticut Natural Gas Corporation and Texas Eastern Transmission Corporation, filed as Exhibit No. 10(130) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998 (Commission File No. 1-12859)

District Heating and Cooling
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
10(62)

Capital Contribution Support Agreement, dated April 15, 1993, among Connecticut Natural Gas Corporation, ENI Transmission Company and Bank of Montreal, filed as Exhibit No. 10(l) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed with the Commission on August 3, 1993 (Commission File No. 1-7727)

10(63)

Secured Note Purchase Agreement, dated July 15, 1993, between the CNG Realty Corp. and the Aid Association for Lutherans, filed as Exhibit No. 10(xlix) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed with the Commission on August 3, 1993 (Commission File No. 1-7727)

10(64)

Three-year Revolving Credit Agreement between TEN and Fleet National Bank, filed as Exhibit No. 99(B)(2) to the CTG Resources, Inc.'s Issuer Tender Offer Statement on Schedule 13E-4, filed with the Commission on October 2, 1997 (Commission File No. 5-51659)

10(65)

364-Day Revolving Credit Agreement between and TEN and Fleet National Bank, filed as Exhibit No. 99(B)(3) to the CTG Resources, Inc.'s Issuer Tender Offer Statement on Schedule 13E-4, filed with the Commission on October 2, 1997 (Commission File No. 5-51659)

10(66)

Amendment to the 364-day Revolving Credit Agreement, dated December 8, 1999, between The Energy Network, Inc. and Fleet National Bank, filed as Exhibit No. 10(128) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the Commission on February 16, 1999 (Commission File No. 1-12859)

10(67)

Reimbursement Agreement (Including Irrevocable Letter of Credit), dated August 1, 1998, between The Energy Network, Inc. and Fleet National Bank, filed as Exhibit No. 10(61) to the CTG Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the Commission on December 2, 1998 (Commission File No. 1-12859)

10(68)

Note Purchase Agreement among TEN, Metropolitan Life Insurance Company and Texas Life Insurance Company, filed as Exhibit No. 99(B)(4) to the CTG Resources, Inc.'s Issuer Tender Offer Statement on Schedule 13E-4, filed with the Commission on October 2, 1997 (Commission File No. 5-51659)

10(69)

Note Purchase Agreement, dated October 14, 1998, between The Energy Network, Inc. and Metropolitan Life Insurance Company, filed as Exhibit No. 10(63) to the CTG Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the Commission on December 2, 1998 (Commission File No. 1-12859)

10(70)

Revolving Credit Agreement, dated March 30, 1993, between the Connecticut Natural Gas Corporation and The First National Bank of Boston, filed as Exhibit No. 10(xlviii) to the Connecticut Natural Gas Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, filed with the Commission on May 3, 1993 (Commission File No. 1-7727)

10(71)

First Amendment to Credit Agreement, dated March 30, 1998, among Connecticut Natural Gas Corporation and BankBoston, N.A., filed as Exhibit No. 10(124) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998 (Commission File No. 1-12859)

10(72)

Medium Term Notes, Series A, Placement Agency Agreement among Connecticut Natural Gas Corporation, PaineWebber Incorporated and Smith Barney, Harris Upham & Co. Incorporated, dated November 1, 1991, filed as Exhibit No. 10(xxxix) to the Connecticut Natural Gas Corporation's Transition Report on Form 10-K for the period October 1, 1990 to September 30, 1991, filed with the Commission on December 23, 1991, (Commission File No. 1-7727)

10(73)

Issuing and Paying Agency Agreement between The Connecticut National Bank and Connecticut Natural Gas Corporation, for the Medium Term Notes, Series A, dated November 1, 1991, filed as Exhibit No. 10(xl) to the Connecticut Natural Gas Corporation's Transition Report on Form 10-K for the period October 1, 1990 to September 30, 1991, filed with the Commission on December 23, 1991, (Commission File No. 1-7727)

10(74)

Medium Term Notes, Series B, Placement Agency Agreement among Connecticut Natural Gas Corporation, Smith Barney Inc., and A.G. Edwards & Sons, Inc., dated June 14, 1994, filed as Exhibit No. 10(lxvi) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1- 7727)

10(75)

Medium Term Notes, Series B, Amended and Restated Placement Agency Agreement among Connecticut Natural Gas Corporation, PaineWebber Incorporated, and A.G. Edwards & Sons, Inc., dated August 13, 1997, filed as Exhibit No. 10(119) to the CTG Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997 (Commission File No. 1-12859)

10(76)

Issuing and Paying Agency Agreement between Shawmut Bank Connecticut, National Association, and Connecticut Natural Gas Corporation, for Medium Term Notes, Series B, dated June 14, 1994, filed as Exhibit No. 10(lxvii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

10(77)

First Amendment to Issuing and Paying Agency Agreement, dated August 13, 1997, filed as Exhibit No. 10(118) to the CTG Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 19, 1997 (Commission File No. 1-12859)

10(78)

Forward Equity Purchase Agreement, dated October 1, 1997, between CTG and TEN, filed as Exhibit No. 99(c) to the CTG Resources, Inc.'s Issuer Tender Offer Statement on Schedule 13E-4, filed with the Commission on October 2, 1997 (Commission File No. 5-51659)

10(79)

First Amendment to the Forward Equity Purchase Agreement, dated October 14, 1998, between CTG Resources, Inc. and The Energy Network, Inc., filed as Exhibit No. 10(73) to the CTG Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the Commission on December 2, 1998 (Commission File No. 1-12859)

Employment, Compensation and Benefits
10(80)

Connecticut Natural Gas Corporation Executive Restricted Stock Plan, filed as Exhibit A to the Connecticut Natural Gas Corporation's definitive proxy statement dated March 26, 1991, filed with the Commission on March 26, 1991 (Commission File No. 1-7727)

10(81)

First Amendment to Connecticut Natural Gas Corporation Executive Restricted Stock Plan, dated March 25, 1997, filed as Exhibit No. 10(cxiv) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1- 12859)

10(82)

First Amendment to Connecticut Natural Gas Corporation Executive Restricted Stock Plan, dated May 17, 1999, filed as Exhibit No. 10(136) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 6, 1999 (Commission File No. 1- 12859)

10(83)

Second Amendment to Restricted Stock Agreement (Under the Connecticut Natural Gas Corporation Executive Restricted Stock plan), dated June 27, 1995, filed as Exhibit No. 10(lxxxii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

10(84)

Third Amendment to Restricted Stock Agreement (Under the Connecticut Natural Gas Corporation Executive Restricted Stock plan), dated June 27, 1995, filed as Exhibit No. 10(lxxxiii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

10(85)

First Amendment to Restricted Stock Agreement (Under the Connecticut Natural Gas Corporation Executive Restricted Stock Plan), dated April 27, 1999, filed as Exhibit No. 10(137) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 6, 1999 (Commission File No. 1-12859)

10(86)

Connecticut Natural Gas Corporation Officers' Retirement Plan (As Amended and Restated Effective As Of March 31, 1999), dated May 17, 1999, filed as Exhibit No. 10(138) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 6, 1999 (Commission File No. 1-12859)

10(87)

First Amendment to Connecticut Natural Gas Corporation Officers' Retirement Plan, dated June 21, 1999, filed as Exhibit No. 10(139) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 6, 1999 (Commission File No. 1-12859)

10(88)

The Connecticut Natural Gas Corporation Officers' Retirement Plan Trust Agreement, dated January 9, 1989, filed as Exhibit No. 10(liv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

10(89)

First Amendment to the Connecticut Natural Gas Corporation Officers' Retirement Plan and Deferred Compensation Plan Trust Agreement, dated August 5, 1993, filed as Exhibit No. 10(lv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

10(90)

Third Amendment to The Connecticut Natural Gas Corporation Officers' Retirement Plan and Deferred Compensation Plan Trust Agreement, dated September 12, 1995, filed as Exhibit No. 10(lxxxi) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1- 7727)

10(91)

Fourth Amendment to The Connecticut Natural Gas Corporation Officers Retirement Plan and Deferred Compensation Plan Trust Agreement, dated March 25, 1997, filed as Exhibit No. 10(cxvi) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1-12859)

10(92)

Fifth Amendment to the Connecticut Natural Gas Corporation Officers' Retirement Plan and Deferred Compensation Plan Trust Agreement, dated February 26, 1999, by and between Connecticut Natural Gas Corporation and Fleet National Bank, filed as Exhibit No. 10(131) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on April 30, 1999 (Commission File No. 1-12859)

10(93)

Sixth Amendment to the Connecticut Natural Gas Corporation Officers Retirement Plan Trust Agreement, dated April 27, 1999, filed as Exhibit No. 10(140) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 6, 1999 (Commission File No. 1-12859)

10(94)

Connecticut Natural Gas Corporation Deferred Compensation Plan, dated February 26, 1999, filed as Exhibit No. 10(132) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on April 30, 1999 (Commission File No. 1-12859)

10(95)

First Amendment to Connecticut Natural Gas Corporation Deferred Compensation Plan, dated March 1, 1999, filed as Exhibit No. 10(133) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on April 30, 1999 (Commission File No. 1-12859)

10(96)

Connecticut Natural Gas Corporation Deferred Compensation Plan Trust Agreement, between Connecticut Natural Gas Corporation and Putnam Fiduciary Trust Company, dated March 1, 1999, filed as Exhibit No. 10(134) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on April 30, 1999 (Commission File No. 1- 12859)

10(97)

First Amendment to Connecticut Natural Gas Corporation Deferred Compensation Trust Agreement, between Connecticut Natural Gas Corporation and Putnam Fiduciary Trust Company, dated March 1, 1999, filed as Exhibit No. 10(135) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on April 30, 1999 (Commission File No. 1-12859)

10(98)

First Amendment to the Connecticut Natural Gas Corporation Deferred Compensation Plan Trust Agreement, between Connecticut Natural Gas Corporation and Putnam Fiduciary Trust Company, dated April 27, 1999, filed as Exhibit No. 10(142) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 6, 1999 (Commission File No. 1-12859)

10(99)

Agreement and Declaration of Trust, Connecticut Natural Gas Corporation Employee Benefit Trust, dated December 28, 1987, filed as Exhibit No. 10(lix) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

10(100)

First Amendment to Agreement and Declaration of Trust, Connecticut Natural Gas Corporation Employee Benefit Trust, Dated December 2, 1993, filed as Exhibit No. 10(lx) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

10(101)

Second Amendment to Agreement and Declaration of Trust, Connecticut Natural Gas Corporation Employee Benefit Trust, dated March 25, 1997, filed as Exhibit No. 10(cxvii) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1-12859)

10(102)

Agreement and Declaration of Trust, Connecticut Natural Gas Corporation Union Employee Benefit Trust, dated December 2, 1993, filed as Exhibit No. 10(lxi) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

10(103)

First Amendment to Agreement and Declaration of Trust, Connecticut Natural Gas Corporation Union Employee Benefit Trust, dated January 24, 1995, between the Connecticut Natural Gas Corporation and Fleet Bank, N.A., filed as Exhibit No. 10(xcii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)10

10(104)

CNG Annual Incentive Plan, 1994, filed as Exhibit No. 10(lxii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed with the Commission December 27, 1994 (Commission File No. 1-7727)

10(105)

Connecticut Natural Gas Corporation Employee Savings Plan, as amended and restated including first amendment, filed as exhibit 4(i) to the Connecticut Natural Gas Corporation Employee Savings Plan Registration Statement on Form S- 8, filed with the Commission on July 20, 1994 (Commission File No. 33- 54643)

10(106)

Second Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated June 27, 1995, filed as Exhibit No. 10(lxxvi) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

10(107)

Third Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated October 31, 1995, filed as Exhibit No. 10(xcvi) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1- 7727)

10(108)

Fourth Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated December 19, 1995, filed as Exhibit No. 10(xcvii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

10(109)

Fifth Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated February 27, 1996, filed as Exhibit No. 10(xcviii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

10(110)

Sixth Amendment to Connecticut Natural Gas Corporation Employee Savings Plan (As Amended and Restated, Effective as of January 1, 1989), dated May 2, 1997, filed as Exhibit No. 10(cxviii) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1-12859)

10(111)

Seventh Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated January 27, 1998, filed as Exhibit No. 10.120 to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 4, 1998 (Commission File No. 1-12859)

10(112)

Eighth Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated May 1, 1998, filed as Exhibit No. 10.121 to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 4, 1998 (Commission File No. 1-12859)

10(113)

Ninth Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated June 9, 1998, filed as Exhibit No. 10(125) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998 (Commission File No. 1-12859)

10(114)

Tenth Amendment to the Connecticut Natural Gas Corporation Employee Savings Plan, dated November 24, 1998, filed as Exhibit No. 10(129) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the Commission on February 16, 1999 (Commission File No. 1- 12859)

10(115)

Eleventh Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated May 19, 1999, filed as Exhibit No. 10(143) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 6, 1999 (Commission File No. 1-12859)

10(116)

Twelfth Amendment to Connecticut Natural Gas Corporation Employee Savings Plan, dated June 7, 1999, filed as Exhibit No. 10(144) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 6, 1999 (Commission File No. 1-12859)

10(117)

Connecticut Natural Gas Corporation Employee Savings Plan Trust Agreement, including amendments thereto, filed as exhibit 4(ii) to the Connecticut Natural Gas Corporation Employee Savings Plan Registration Statement on Form S-8, filed with the Commission on July 20, 1994 (Commission File No. 33-54643)

10(118)

First Amendment to Connecticut Natural Gas Corporation Employee Savings Plan Trust Agreement, dated March 25, 1997, filed as Exhibit No. 10(cx) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1- 12859)

10(119)

Connecticut Natural Gas Corporation Union Employee Savings Plan, as amended and restated including first amendment, filed as exhibit 4(i) to the Connecticut Natural Gas Corporation Union Employee Savings Plan Registration Statement on Form S-8, filed with the Commission on July 20, 1994 (Commission File No. 33- 54653)

10(120)

Second Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated January 24, 1995, filed as Exhibit No. 10(lxxvii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

10(121)

Third Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated June 27, 1995, filed as Exhibit No. 10(lxxviii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1-7727)

10(122)

Fourth Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated October 31, 1995, filed as Exhibit No. 10(xcix) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

10(123)

Fifth Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated December 19, 1995, filed as Exhibit No. 10(c) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

10(124)

Sixth Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated February 27, 1996, filed as Exhibit No. 10(ci) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

10(125)

Seventh Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan (As Amended and Restated, Effective as of January 1, 1989), dated May 2, 1997, filed as Exhibit No. 10(cxix) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1-12859)

10(126)

Eighth Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated January 27, 1998, filed as Exhibit No. 10.122 to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 4, 1998 (Commission File No. 1- 12859)

10(127)

Ninth Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated June 9, 1998, filed as Exhibit No. 10(126) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998 (Commission File No. 1-12859)

10(128)

Tenth Amendment to the Connecticut Natural Gas Corporation Union Employee Savings Plan, dated November 24, 1998, filed as Exhibit No. 10(130) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the Commission on February 16, 1999 (Commission File No. 1- 12859)

10(129)

Eleventh Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated May 19, 1999, filed as Exhibit No. 10(145) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 6, 1999 (Commission File No. 1- 12859)

10(130)

Twelfth Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan, dated June 7, 1999, filed as Exhibit No. 10(146) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 6, 1999 (Commission File No. 1- 12859)

10(131)

Connecticut Natural Gas Corporation Union Employee Savings Plan Trust Agreement, including amendments thereto, filed as exhibit 4(ii) to the Connecticut Natural Gas Corporation Union Employee Savings Plan Registration Statement on Form S-8, filed with the Commission on July 20, 1994 (Commission File No. 33-54653)

10(132)

First Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan Trust Agreement, dated March 25, 1997, filed as Exhibit No. 10(cxi) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1- 12859)

10(133)

Amended and Restated CNG Nonemployee Directors' Fee Plan, dated September 29, 1995, filed as Exhibit No. 10(lxxxiv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1- 7727)

10(134)

CNG Nonemployee Directors' Fee Plan, dated October 1, 1996, filed as Exhibit No. 10(xciii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

10(135)

First Amendment to CNG Nonemployee Directors' Fee Plan, dated May 2, 1997, filed as Exhibit No. 10(cxxx) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1-12859)

10(136)

Second Amendment to CNG Nonemployee Directors' Fee Plan, dated March 24, 1998, filed as Exhibit No. 10.123 to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the Commission on May 4, 1998 (Commission File No. 1-12859)

10(137)

CNG Nonemployee Directors' Fee Plan Trust Agreement, by and between the Connecticut Natural Gas Corporation and Fleet Bank, N.A., dated September 28, 1995, filed as Exhibit No. 10(lxxxv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the Commission December 18, 1995 (Commission File No. 1- 7727)

10(138)

First Amendment to CNG Nonemployee Directors' Fee Plan Trust Agreement, dated October 1, 1996, between the Connecticut Natural Gas Corporation and Putnam Fiduciary Trust Company, filed as Exhibit No. 10(xciv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

10(139)

Second Amendment to CNG Nonemployee Directors' Fee Plan Trust Agreement, dated October 1, 1996, between the Connecticut Natural Gas Corporation and Putnam Fiduciary Trust Company, filed as Exhibit No. 10(xcv) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

10(140)

Third Amendment to CNG Nonemployee Directors' Fee Plan Trust Agreement, dated March 25, 1997, filed as Exhibit No. 10(cxv) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 14, 1997 (Commission File No. 1-12859)

10(141)

Settlement Agreement and Release of All Claims between Connecticut Natural Gas Corporation and Harry Kraiza, Jr., dated September 25, 1996, filed as Exhibit No. 10(cii) to the Connecticut Natural Gas Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed with the Commission on December 19, 1996 (Commission File No. 1-7727)

10(142)

The Energy Network, Inc., Instrument of Adoption of Connecticut Natural Gas Corporation Officers' Retirement Plan, dated April 27, 1999, filed as Exhibit No. 10(141) to the CTG Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 6, 1999 (Commission File No. 1-12859)

11*	Computation of Consolidated Basic and Fully Diluted Earnings Per Share
12	Computation of Ratios
Not applicable
13	Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999
Not applicable
16	Letter Regarding Change in Certifying Accountant
Not applicable
18	Letter Regarding Change in Accounting Principles
Not applicable
21*	Subsidiaries of the Registrant
22	Published Report Regarding Matters Submitted to Vote of Security Holders
None
23*	Consent of Independent Public Accountants
24*	Power of Attorney
27*	Financial Data Schedule
28	Information from Reports Furnished to State Insurance Regulatory Authorities
Not applicable
99	Additional Exhibits
99(1)*	Exhibit Index
99(2)*	Information required by Form 11-K with respect to the Connecticut Natural Gas Corporation Employee Savings Plan for the fiscal year ending December 31, 1999
99(3)*	Information required by Form 11-K with respect to the Connecticut Natural Gas Corporation Union Employee Savings Plan for the fiscal year ending December 31, 1999

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