Form 10-Q
period 2000-06-30
CTG RESOURCES INC
filed 2000-08-14
CIK 1026869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2000

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
outstanding as of the close of business on August 4, 2000:  8,620,212.

FINANCIAL STATEMENTS

CTG RESOURCES, INC.

       The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the consolidated financial position of CTG Resources, Inc. as of June 30, 2000 and 1999 and the results of its operations and its cash flows for the three months, nine months and twelve months ended June 30, 2000 and 1999 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

"INTERIM DATA UNAUDITED"

CTG RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
	June 30,	September 30,	June 30,
ASSETS	2000	1999	1999
Plant and Equipment:
Regulated energy	$ 474,352	$ 466,407	$ 457,625
Unregulated energy	66,653	65,870	63,118
Construction work in progress	4,301	1,654	5,956
	545,306	533,931	526,699
Less-Allowance for depreciation	204,229	192,751	189,059
	341,077	341,180	337,640
Investments, at equity	11,221	12,449	12,476
Current Assets:
Cash and cash equivalents	34,507	15,097	36,013
Invested Construction Funds	2,467	-	-
Accounts and notes receivable	41,058	35,131	37,177
Allowance for doubtful accounts	(5,604)	(4,285)	(5,009)
Accrued utility revenue	4,154	3,263	3,536
Inventories	18,392	21,294	14,918
Prepaid expenses	4,499	7,449	5,493
	99,473	77,949	92,128
Deferred Charges and Other Assets:
Unrecovered future taxes	9,291	5,322	6,781
Other assets	25,935	29,361	28,416
	35,226	34,683	35,197
	$ 486,997	$ 466,261	$ 477,441

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock	$ 67,386	$ 67,448	$ 67,448
Retained Earnings	73,687	61,048	66,841
	141,073	128,496	134,289
Unearned compensation -
Restricted stock awards	(325)	(448)	(510)
Common stock equity	140,748	128,048	133,779
Preferred stock, not subject to mandatory redemption	850	862	879
Long-term debt	216,530	214,769	217,516
	358,128	343,679	352,174
Current Liabilities:
Current portion of long-term debt	3,287	5,283	3,237
Accounts payable and accrued expenses	29,033	33,017	25,232
Refundable purchased gas costs	5,931	2,782	10,617
Accrued liabilities	1,638	5,433	7,341
	39,889	46,515	46,427
Deferred Credits:
Deferred income taxes	62,352	55,444	56,635
Unfunded deferred income taxes	9,291	5,322	6,781
Investment tax credits	2,376	2,541	2,596
Refundable taxes	6,273	5,311	5,348
Other	8,688	7,449	7,480
	88,980	76,067	78,840
	$ 486,997	$ 466,261	$ 477,441

"UNAUDITED"

CTG RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except for per share data)
	Three Months Ended
	June 30,
	2000	1999

Operating Revenues	$ 66,717	$ 52,225
Less: Cost of Energy	39,257	26,686
State Gross Receipts Tax	1,803	1,529
Operating Margin	25,657	24,010

Other Operating Expenses:
Operations & maintenance expenses	10,884	12,397
Depreciation	5,452	5,047
Income taxes	2,416	48
Other taxes	1,870	1,869
	20,622	19,361
Operating Income	5,035	4,649

Other Income/(Deductions):
Equity in partnership earnings	585	575
Merger Costs	(192)	(2,047)
Other income/(deductions)	(1,182)	755
Income Taxes	257	(363)
	(532)	(1,080)
Income Before Interest Charges	4,503	3,569

Interest and Debt Expense	3,362	4,349
Net Income/(Loss)	1,141	(780)
Less-Dividends on Preferred Stock	15	15
Net Income/(Loss) Applicable to Common Stock	$ 1,126	$ (795)

Income/(Loss) Per Average Share of
Common Stock:
Basic	$ 0.13	$ (0.09)
Diluted	$ 0.13	$ (0.09)

Average Common Shares Outstanding
During the Period:
Basic	8,620,212	8,648,029
Diluted	8,676,636	8,656,668

Dividends Per Share of Common Stock	$ 0.26	$ 0.26

"UNAUDITED"

CTG RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except for per share data)
	Nine Months Ended
	June 30,

	2000	1999

Operating Revenues	$ 280,247	$ 246,905
Less: Cost of Energy	156,757	130,242
State Gross Receipts Tax	8,897	8,272
Operating Margin	114,593	108,391

Operating Expenses:
Operations & maintenance expenses	41,834	41,080
Depreciation	15,898	15,133
Income taxes	21,214	16,485
Other taxes	5,653	5,662
	84,599	78,360
Operating Income	29,994	30,031

Other Income/(Deductions):
Equity in partnership earnings	1,938	1,629
Merger Costs	(649)	(2,047)
Other income	831	1,337
Income Taxes	(788)	(931)
	1,332	(12)
Income Before Interest Charges	31,326	30,019

Interest and Debt Expense	11,897	12,866
Net Income	19,429	17,153
Less-Dividends on Preferred Stock	45	46
Net Income Applicable to Common Stock	$ 19,384	$ 17,107

Income Per Average Share of
Common Stock:
Basic	$ 2.25	$ 1.98
Diluted	$ 2.24	$ 1.98

Average Common Shares Outstanding
During the Period:
Basic	8,620,212	8,648,029
Diluted	8,672,910	8,650,909

Dividends Per Share of Common Stock	$ 0.78	$ 0.78

"UNAUDITED"

CTG RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except for per share data)

	Twelve Months Ended
	June 30,

	2000	1999

Operating Revenues	$ 320,091	$ 283,471
Less: Cost of Energy	177,613	149,021
State Gross Receipts Tax	9,887	9,291
Operating Margin	132,591	125,159

Operating Expenses:
Operations & maintenance expenses	54,876	53,836
Depreciation	20,998	20,199
Income taxes	19,493	13,583
Other taxes	7,488	7,471
	102,855	95,089
Operating Income	29,736	30,070

Other Income/(Deductions):
Equity in partnership earnings	2,397	2,381
Merger Costs	(1,806)	(2,047)
Other income	840	2,377
Income Taxes	(270)	(1,420)
	1,161	1,291
Income Before Interest Charges	30,897	31,361

Interest and Debt Expense	14,997	17,042
Net Income	15,900	14,319
Less-Dividends on Preferred Stock	60	61
Net Income Applicable to Common Stock	$ 15,840	$ 14,258

Income Per Average Share of
Common Stock:
Basic	$ 1.84	$ 1.65
Diluted	$ 1.83	$ 1.65

Average Common Shares Outstanding
During the Period:
Basic	8,621,833	8,649,073
Diluted	8,674,090	8,655,163

Dividends Per Share of Common Stock	$ 1.04	$ 1.03

"UNAUDITED"

CTG RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended
	June 30,
	2000	1999
Cash Flows from Operations:
Net Income/(Loss)	$ 1,141	$ (780)
Adjustments to reconcile income to net cash:
Depreciation and amortization	5,602	5,214
Provision for uncollectible accounts	971	875
Deferred income taxes, net	2,305	(870)
Equity in partnership earnings	(585)	(575)
Change in assets and liabilities:
Accounts receivable	19,933	22,921
Accrued utility revenue	7,331	7,090
Inventories	(8,188)	(3,283)
Purchased gas costs	(3,072)	(2,330)
Prepaid expenses	854	(314)
Accounts payable and accrued expenses	(20,948)	(7,613)
Other assets/liabilities	(2,200)	890
Total adjustments	2,003	22,005
Net cash provided by operations	3,144	21,225

Cash Flows for Investing Activities:
Capital expenditures	(7,958)	(5,077)
Cash distributions received from investments	1,948	-
Other, net	524	334
Net cash used in investing activities	(5,486)	(4,743)

Cash Flows from Financing Activities:
Dividends paid	(2,263)	(2,263)
Other stock activity, net	(4)	(159)
Principal retired on long-term debt	(11)	(10)
Net cash used in financing activities	(2,278)	(2,432)
Increase/(Decrease) in Cash and Cash Equivalents	(4,620)	14,050
Cash and Cash Equivalents at Beginning of Period	41,594	21,963
Cash and Cash Equivalents at End of Period	$ 36,974	$ 36,013

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Period for:
Interest (net of amount capitalized)	$ 4,252	$ 4,787
Income taxes	$ 8,150	$ 1,950

"UNAUDITED"

CTG RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended
	June 30,
	2000	1999
Cash Flows from Operations:
Net Income	$ 19,429	$ 17,153
Adjustments to reconcile net income to net cash:
Depreciation and amortization	16,321	15,637
Provision for uncollectible accounts	4,097	4,568
Deferred income taxes, net	7,706	7,391
Equity in partnership earnings	(1,938)	(1,629)
Change in assets and liabilities:
Accounts receivable	(8,808)	(4,910)
Accrued utility revenue	(891)	253
Inventories	2,902	2,934
Purchased gas costs	3,149	8,977
Prepaid expenses	2,950	6,214
Accounts payable and accrued expenses	(7,779)	(3,264)
Other assets/liabilities	4,405	4,957
Total adjustments	22,114	41,128
Net cash provided by operations	41,543	58,281

Cash Flows for Investing Activities:
Capital expenditures	(15,064)	(15,839)
Cash distributions received from investments	2,679	974
Other, net	(244)	1,082
Net cash used in investing activities	(12,629)	(13,783)

Cash Flows from Financing Activities:
Dividends paid	(6,790)	(6,759)
Other stock activity, net	(12)	(158)
Issuance of long-term debt	4,300	35,000
Principal retired on long-term debt	(4,535)	(5,032)
Short-term debt	-	(32,800)
Net cash used in financing activities	(7,037)	(9,749)
Increase in Cash and Cash Equivalents	21,877	34,749
Cash and Cash Equivalents at Beginning of Period	15,097	1,264
Cash and Cash Equivalents at End of Period	$ 36,974	$ 36,013

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest (net of amount capitalized)	$ 12,310	$ 17,411
Income taxes	$ 12,589	$ 2,156

"UNAUDITED"

CTG RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Twelve Months Ended
	June 30,
	2000	1999
Cash Flows from Operations:
Net Income	$ 15,900	$ 14,320
Adjustments to reconcile net income to net cash:
Depreciation and amortization	21,529	21,066
Provision for uncollectible accounts	4,799	4,750
Deferred income taxes, net	6,423	9,411
Equity in partnership earnings	(2,397)	(2,381)
Change in assets and liabilities:
Accounts receivable	(8,070)	1,208
Accrued utility revenue	(618)	298
Inventories	(3,474)	(1,333)
Purchased gas costs	(4,686)	1,932
Prepaid expenses	994	(520)
Accounts payable and accrued expenses	(1,902)	(457)
Other assets/liabilities	3,273	5,488
Total adjustments	15,871	39,462
Net cash provided by operations	31,771	53,782

Cash Flows from Investing Activities:
Capital expenditures	(24,217)	(27,711)
Cash distributions received from investments	3,166	1,462
Other, net	268	343
Net cash used in investing activities	(20,783)	(25,906)

Cash Flows from Financing Activities:
Dividends paid	(9,054)	(8,881)
Issuance/(repurchase) of common stock, net	-	(31)
Other stock activity, net	(37)	(157)
Issuance of long-term debt	4,300	45,600
Principal retired on long-term debt	(5,236)	(16,287)
Short-term debt	-	(17,000)
Net cash provided by/(used) in financing activities	(10,027)	3,244
Increase in Cash and Cash Equivalents	961	31,120
Cash and Cash Equivalents at Beginning of Period	36,013	4,893
Cash and Cash Equivalents at End of Period	$ 36,974	$ 36,013

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest (net of amount capitalized)	$ 15,936	$ 20,555
Income taxes	$ 14,089	$ 2,171

"UNAUDITED"

CTG RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2000

(Dollars in Thousands)

(1)       Merger with Energy East

On June 29, 1999, CTG Resources, Inc. ("the Company" or "CTG") announced that it had entered into an Agreement and Plan of Merger with Energy East Corporation, a New York corporation ("Energy East"), and a wholly-owned subsidiary of Energy East, Oak Merger Co. ("Oak"), pursuant to which CTG will merge with and into Oak (the "Merger"). The only outstanding approval for the Merger, which is expected to be received in late August, 2000, is from the United States Securities and Exchange Commission. The Merger should be completed shortly after receiving this last approval.

Through June 30, 2000, the Company has incurred and expensed merger-related costs of approximately $3,900. The Company expects to incur additional merger-related costs estimated at $3,100. These costs will be expensed as they are incurred.

(2)       Adriaen's Landing

On May 2, 2000, the Connecticut General Assembly enacted legislation authorizing the construction of a convention center and other facilities in a development in Hartford known as Adriaen's Landing. The Company's Administrative and Operation facilities occupy a large portion of this development site. As a result of the legislation, these Company facilities and the associated property will be transferred to the State or a similar entity and the Company will be required to relocate.

The Company believes that the Adriaen's Landing project will be beneficial to the Greater Hartford area and provide an opportunity to obtain new customers for the Company, but the relocation will have a significant impact on the Company's business and operations during the transition. The Company has indicated its willingness to relocate provided that the relocation is accomplished in a way that will not materially disadvantage the Company or its customers. The Company is negotiating with the State over the terms and conditions under which the Company's relocation will be achieved. Inasmuch as these discussions are currently pending, the Company cannot assess the impact of this activity, including any arrangement pertaining to the funding of relocation and any related land preparation or possible environmental remediation costs.

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

(3)     Segment Information

The Company operates and manages its business in two segments: regulated gas-related activities and unregulated diversified businesses. Gas-related activities include the purchase, distribution, transportation and sale of natural gas to on-system residential, commercial and industrial customers and off-system sales. Diversified businesses primarily provide district heating and cooling services to large buildings and building complexes in the City of Hartford.

Interim segment information is presented below.
	Three Months Ended June 30,
	2000				1999
	Gas Related Activities	Diversified Operations	Holding Company	TOTAL	Gas Related Activities	Diversified Operations	Holding Company	TOTAL
Revenues:
External revenues	$ 61,881	$ 6,224	$ -	$ 68,105	$ 47,368	$ 5,915	$ -	$ 53,283
Intersegment revenues	(1,267)	(121)	-	(1,388)	(837)	(221)	-	(1,058)
Consolidated revenues	$ 60,614	$ 6,103	$ -	$ 66,717	$ 46,531	$ 5,694	$ -	$ 52,225

Consolidated Net Income	$ 1,214	$ 104	$ (192)	$ 1,126	$ 655	$ 479	$ (1,929)	$ (795)

	Nine Months Ended June 30,
	2000				1999
	Gas Related Activities	Diversified Operations	Holding Company	TOTAL	Gas Related Activities	Diversified Operations	Holding Company	TOTAL
Revenues:
External revenues	$ 263,655	$ 20,537	$ -	$ 284,192	$ 232,539	$ 17,565	$ -	$ 250,104
Intersegment revenues	(3,327)	(618)	-	(3,945)	(2,527)	(672)	-	(3,199)
Consolidated revenues	$ 260,328	$ 19,919	$ -	$ 280,247	$ 230,012	$ 16,893	$ -	$ 246,905

Consolidated Net Income	$ 19,488	$ 545	$ (649)	$ 19,384	$ 18,109	$ 927	$ (1,929)	$ 17,107

	Twelve Months Ended June 30,
	2000				1999
	Gas Related Activities	Diversified Operations	Holding Company	TOTAL	Gas Related Activities	Diversified Operations	Holding Company	TOTAL
Revenues:
External revenues	$ 297,029	$ 28,530	$ -	$ 325,559	$ 264,440	$ 24,002	$ -	$ 288,442
Intersegment revenues	(4,653)	(815)	-	(5,468)	(3,792)	(1,179)	-	(4,971)
Consolidated revenues	$ 292,376	$ 27,715	$ -	$ 320,091	$ 260,648	$ 22,823	$ -	$ 283,471

Consolidated Net Income	$ 15,917	$ 1,579	$ (1,656)	$ 15,840	$ 14,810	$ 1,377	$ (1,929)	$ 14,258

	at June 30,
	2000				1999
	Gas Related Activities	Diversified Operations	Holding Company	TOTAL	Gas Related Activities	Diversified Operations	Holding Company	TOTAL
Total Assets	$ 399,983	$ 87,014	$ -	$ 486,997	$ 399,558	$ 77,883	$ -	$ 477,441

(4)      Reclassifications

Certain prior year amounts have been reclassified to conform with current year classifications.

"UNAUDITED"

CTG RESOURCES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

JUNE 30, 2000

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

On June 29, 1999, CTG announced that it had entered into an Agreement and Plan of Merger with Energy East Corporation, a New York corporation ("Energy East"), and a wholly-owned subsidiary of Energy East, Oak Merger Co. ("Oak"), pursuant to which CTG will merge with and into Oak (the "Merger"). The only outstanding approval for the Merger, which is expected in late August, 2000, is from the United States Securities and Exchange Commission. The Merger should be completed shortly after receiving this last approval.

RESULTS OF OPERATIONS

CTG reported consolidated earnings per share of $.13 for the quarter, $2.25 for the nine months and $1.84 for the twelve months ended June 30, 2000. These compare to a loss per share of $(.09) for the quarter, and earnings per share of $1.98 for the nine months and $1.65 for the twelve months ended June 30, 1999. The fiscal 2000 three, nine and twelve months ended amounts include a charge of $(.02), $(.08) and $(.19) per share, net of income taxes, for merger-related costs. Without these merger-related expenses, earnings per share would have been $.15 for the quarter, $2.33 for the nine months and $2.03 for the twelve months ended June 30, 2000. These would compare to similarly adjusted earnings per share of $.13 for the quarter, $2.20 for the nine months and $1.87 for the twelve months ended June 30, 1999.

Weather during the winter heating season has been about the same in each of the two fiscal years presented. Yet, setting aside the impact of merger-related costs, the Company has been able to realize an increase in earnings from one year to the next. The higher earnings are primarily the result of the significantly higher net benefit realized from weather stabilization insurance, higher interruptible margins and additional heating customers.

Operating Margin

The following table presents the changes in gas revenues, gas operating margin, heating degree days (a measure of weather) and gas deliveries for all periods reported in the statements of income:

	Three Months Ended June 30,		Nine Months Ended June 30,		Twelve Months Ended June 30,
	2000	1999	2000	1999	2000	1999
Consolidated Gas Revenues	$ 60,614	$ 46,531	$260,328	$230,012	$292,376	$260,648
Gas Operating Margin	$ 21,887	$ 20,572	$102,376	$ 97,953	$114,782	$110,712
Heating Degree Days (30-Year Normal - 6,018)	807	622	5,613	5,468	5,702	5,537
Commodity and Transportation Volumes (mmcf)
Firm Gas Sales	3,136	2,725	18,428	18,183	19,839	19,721
Interruptible Gas Sales	1,841	1,765	7,157	6,909	9,233	8,287
Off-System Gas Sales	3,559	3,097	11,656	10,996	14,788	13,856
Transportation Services	1,308	1,622	4,944	4,735	5,768	5,777
Total	9,844	9,209	42,185	40,823	49,628	47,641

Gas operating margin is equal to gas revenues less the cost of gas and Connecticut gross revenues tax. A higher operating margin was earned throughout fiscal 2000, as compared to the same periods of fiscal 1999. The higher operating margin is primarily the result of additional heating customers and higher per-unit interruptible margins generated by higher oil-price-related tariffs. The cooler late April, May and June 2000 slightly extended the heating season into the third quarter of this fiscal year and resulted in moderately higher firm gas sales.

Much public attention has been directed toward higher natural gas prices in fiscal 2000. However, the financial impact to the Company is minimal because of the structure of its current rates. Firm natural gas rates include a Purchased Gas Adjustment, which flows changes in gas prices through to customers.

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

Weather Stabilization Program

At the beginning of the fiscal year, CNG purchased an insurance product for the fiscal 2000 winter heating season (November through April) that is designed to moderate some of the effects of abnormal winter weather on earnings. This program helps to offset lost margins and thus provides the Company with additional earnings in the event of significantly warmer winter weather in return for an insurance premium which increases in the event of significantly colder winter weather. In the third quarter of fiscal 2000, the Company recorded a net benefit of approximately $1,339, or $.15 per share from this program. In fiscal 1999, the Company recorded a net benefit of $577, or $.07 per share from a similar program covering November to March.

Operations and Maintenance Expenses

There are two significant factors affecting Consolidated Operating and Maintenance ("O&M") expenses in all periods of fiscal 2000, as compared to fiscal 1999. First, there are additional fiscal 2000 expenses related to TEN's expanded district heating and cooling ("DHC") operations (See "Earnings from Diversified Businesses," below.). The second is the significantly higher benefit payment from the regulated operations' weather stabilization insurance policy (See "Weather Stabilization Program," above.). Setting aside these two factors, O&M expenses are lower in fiscal 2000 as compared to the same periods of fiscal 1999.

In fiscal 2000, benefits to O&M expenses have been realized from lower compensation expenses, bad debt expense, outside purchased services and computer-related services. Partially offsetting these collective reductions to O&M are higher employee benefits and pension-related expenses, regulatory and deferred expense write-offs, and reserves for self-insured portions of property and casualty claims and workers' compensation costs.

The lower compensation expenses primarily reflect year-to-year timing in the recording of charges related to incentive plans but also reflect a reduction in the number of employees. Variations in levels of bad debt expenses typically relate to customers' natural gas bills and actual collection levels. Changes in levels of expenses for outside services primarily reflect fewer costs incurred for legal and consulting services and the classification of some of these costs as Merger expenses. Computer-related costs reflect changes to equipment lease contracts. Employee benefit costs reflect the level of medical claims and changes in premiums. Pension costs reflect a reduction in expenses resulting from favorable plan performance and changes in actuarial assumptions in the plans. Regulatory write-offs relate to the recognition of expenses previously deferred pending allowance in a rate decision by the Connecticut Department of Public Utility Control ("DPUC"). Such a decision was received in May 2000 (See "Regulatory Proceedings," below.). Expenses related to self-insured portions of property and casualty claims and workers' compensation costs reflect additions to reserves for anticipated claims.

Income Taxes

Overall, income taxes are higher in fiscal 2000 as compared to fiscal 1999, primarily as a result of higher taxable income and non-deductible merger-related costs. In addition, the Company increased its tax reserves during the quarter for the anticipated tax expense related to the settlement of a Connecticut gross receipts tax issue regarding prior years' sales of gas outside of the State of Connecticut. The Company expects to pay this additional gross receipt tax in the fourth quarter of fiscal 2000.

Other Income/(Deductions)

Merger-related costs are $192 for the three months, $649 for the nine months and $1,806 for the twelve months ended June 30, 2000, and appear as a separate line item in this section of the statements of income. Income tax benefits of $269 related to some of these costs were recorded in fiscal 1999 and are included in the income taxes caption in Other Income/(Deductions). The Company expects to incur additional merger-related costs estimated at $3,100. These costs will be expensed as they are incurred .

Higher other deductions were recorded in the quarter ending June 30, 2000, as compared to other income recorded in the third quarter of fiscal 1999. Lower other income has been recorded in the nine-months and twelve-months ended periods of fiscal 2000, as compared to the same periods of fiscal 1999. Higher promotional advertising expenses, charitable contributions, and executive life insurance costs recorded in the third quarter of fiscal 2000 impact all current year amounts. Interest income related to the temporary investment of available cash balances partially offset these higher expenses in the quarter, and were greater than the additional costs and expenses during the nine months and twelve months ended June 30, 2000.

Interest and Debt Expense

Lower interest expense recorded in all periods ended June 2000 reflects the net effect of several factors. Scheduled sinking fund payments and the opportunity for an additional principal payment have reduced outstanding amounts of some long-term issues. New debt has been issued at lower rates. Available cash from operations has minimized the need for short-term borrowings.

Earnings from Diversified Businesses

TEN's earnings per share were $.01 for the quarter, $.06 for the nine months and $.18 for the twelve months ended June 30, 2000. These compare to earnings per share of $.06 for the quarter, $.11 for nine months and $.16 for the twelve months ended June 30, 1999.

TEN's fiscal 2000 earnings are primarily impacted by new or expanded operations. Results for all periods ended June 30, 2000 reflect the full impact of new sales of electricity and additional sales of steam from TEN's new cogeneration facility at Hartford Hospital, which came on line in December 1998. In the quarter ended December 31, 1999, TEN also began to record costs and earnings for providing temporary heating facilities to the Hartford's Trinity College/Southside Institutions Neighborhood Alliance ("SINA") construction site. June 2000 earnings also reflect higher steam and hot water sales for heating, and higher chilled water sales for cooling. However, the benefits to earnings from the higher volumes of sales are partially offset by higher DHC energy and production costs, primarily because of higher fuel prices. Costs related to new business development activities also partially offset the net benefits to earnings realized from the sale of DHC services. The temporary service for SINA was concluded in May 2000, and regular full-system chilled water service began in July 2000.

TEN's earnings from its equity interest in two partnerships are slightly higher in all periods of fiscal 2000 as compared to fiscal 1999. The majority of these earnings are from TEN's investment in the Iroquois pipeline parnership.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash Flows

The Company's cash position is strong at the end of the third quarter. Most of the Company's sales, and related outgoing cash flows for natural gas or for steam or hot water production costs, occur during the winter heating season, which ends in mid April, and most of the payments from these sales have been received by June. At this time of the year, the Company historically has no short-term borrowings outstanding and cash balances have been invested in short-term instruments. June begins the Company's primary construction season, however, and available cash will be needed in the fourth quarter of the fiscal year to pay for these capital expenditures and to build up inventories of natural gas in preparation for the coming winter heating season.

Regulatory Proceedings

In November 1999, CNG filed a general rate case application requesting an increase to its base revenues of $15,700 or 8.37%. The DPUC divided its review of this case between revenue requirements and rate design. On May 25, 2000, the DPUC issued its decision regarding revenue requirements, denying the Company's request for a rate increase but increasing the Company's allowed return on equity slightly from 10.76% to10.8%. On June 9, 2000, CNG filed a motion to reopen the rate case decision for the sole purpose of reviewing the property tax allowance. CNG requested approximately $800 in additional revenue to cover the higher tax bill that it received from the City of Hartford. A decision on this matter is expected in September 2000.

CNG also proposed several rate design changes, including a weather normalization adjustment clause, to mitigate the effects of weather volatility on earnings, and an incentive rate plan that would freeze customers' base rates, provide for sharing between customers and the Company of margins earned over benchmark levels and specify the terms of the ongoing monitoring of the Company's earnings by the DPUC. The weather normalization adjustment clause was denied. The incentive rate plan will be addressed as part of the rate design phase, to be heard late in calendar year 2000, with a decision anticipated in early 2001.

As part of an ongoing investigation of natural gas deregulation in Connecticut, which began in 1996, the DPUC is continuing to address the potential deregulation of the residential natural gas sales market in Connecticut and the future role of Connecticut's local natural gas distribution companies ("LDCs") in natural gas commodity sales. In July 2000, the DPUC issued a draft decision regarding the cost of service study ("COSS") methodologies of the LDCs. The DPUC's stated goal is to continue to develop a competitive natural gas marketplace in Connecticut, including possibly expanding supplier choice to residential customers.

The July 2000 COSS draft decision was favorable with respect to moving toward eliminating cost allocation inequities among the customer classes. Specific rate design changes will occur on a case- by-case basis as warranted for each of the LDCs.

Energy Contract Buyouts

TEN is currently a 50% partner in the DCA, a single-purpose entity operating a 4.2-megawatt dual-fuel gas turbine generator which supplies electricity to a local electric utility under an Energy Purchase Agreement ("EPA") and steam to TEN's wholly-owned DHC subsidiary, HSC, under a Steam Supply Agreement ("SSA"). The facility is a cogeneration plant that meets federal requirements for a "qualifying facility." As the electric utility and HSC are able to obtain energy at a lower cost than that which they pay under these agreements, they offered, and TEN and its partners in the DCA agreed, to terminate both the EPA and SSA in exchange for a contract buyout, subject to DPUC approval for the electric utility EPA. This approval was received in a decision by the DPUC on June 30, 2000.

For the EPA buyout to occur, the utility must first issue securitization bonds. This issue is planned to occur in calendar 2000. The termination of the EPA and the SSA with DCA is expected to occur late in calendar 2000, subsequent to the bond issue, and thereafter DCA will be shut down and liquidated.

Because of federal laws governing the ownership of qualifying facilities, prior to CTG's Merger with Energy East, TEN will divest 80% of its 50% equity ownership in the DCA, bringing TEN's partnership interest in the DCA to 10%. HSC's termination of the SSA should benefit HSC and its customers by lower future production costs, but will reduce TEN's earnings from its partnership interest in DCA. TEN's earnings will also be reduced because of its smaller equity interest in DCA. The Company expects to recognize income when the transaction is completed and all significant uncertainties are resolved.

Adriaen's Landing

On May 2, 2000, the Connecticut General Assembly enacted legislation authorizing the construction of a convention center and other facilities in a development in Hartford known as Adriaen's Landing. The Company's Administrative and Operation facilities occupy a large portion of this development site. As a result of the legislation, these Company facilities and the associated property will be transferred to the State or a similar entity and the Company will be required to relocate.

The Company believes that the Adriaen's Landing project will be beneficial to the Greater Hartford area and provide an opportunity to obtain new customers for the Company, but the relocation will have a significant impact on the Company's business and operations during the transition. The Company has indicated its willingness to relocate provided that the relocation is accomplished in a way that will not materially disadvantage the Company or its customers. The Company is negotiating with the State over the terms and conditions under which the Company's relocation will be achieved. Inasmuch as these discussions are currently pending, the Company cannot assess the impact of this activity, including any arrangement pertaining to the funding of relocation and any related land preparation or possible environmental remediation costs.

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

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," to amend the implementation date of SFAS No. 133. Adoption of SFAS No. 133 is now required for the Company beginning with the first quarter of fiscal 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," to amend and further define certain provisions of SFAS No. 133. The Company is aware of certain provisions which may impact the natural gas industry and has established a task force to review these provisions in detail against its existing accounting practices and disclosures. The task force has begun to inventory all of the Company's contracts and has established a database to maintain current contract information. Although at this time the Company cannot predict with certainty what impact, if any, the adoption of SFAS No. 133, as amended, will have on its financial condition or results of operations, any such potential impact is expected to be minimal because the Company does not generally engage in hedging transactions.

FORWARD LOOKING INFORMATION

This report and other Company reports, including filings with the Securities and Exchange Commission, press releases and oral statements, contain forward looking statements. Such statements include but are not limited to disclosures about the Company's merger with Energy East, Adriaen's Landing, future operating margin, the Weather Stabilization Program, changes in operating and maintenance expenses, cash flows, energy contract buyouts, SFAS No. 133, environmental matters and compliance, rate design and other regulatory proceedings.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

99(1)	Exhibit Index
10(149)	Third Amendment to the CNG Nonemployee Directors' Fee Plan, dated December 1, 1998
10(159)	Third Amendment to the Connecticut Natural Gas Corporation Officers' Retirement Plan, dated April 25, 2000
10(160)	Seventh Amendment to the Connecticut Natural Gas Corporation Officers, Retirement Plan Trust Agreement, dated April 25, 2000
10(161)	Fifth Amendment to the Connecticut Natural Gas Corporation Deferred Compensation Plan, dated April 25, 2000
10(162)	Second Amendment to the Connecticut Natural Gas Corporation Deferred Compensation Plan Trust Agreement, dated April 25, 2000
10(163)	Amended and Restated Connecticut Natural Gas Corporation Employee Savings Plan, effective January 1, 2000, dated April 25, 2000
10(164)	Second Amendment to Connecticut Natural Gas Corporation Employee Savings Plan Trust Agreement, dated April 25, 2000
10(165)	Amended and Restated Connecticut Natural Gas Corporation Union Employee Savings Plan, effective January 1, 2000, dated April 25, 2000
10(166)	Second Amendment to Connecticut Natural Gas Corporation Union Employee Savings Plan Trust Agreement, dated April 25, 2000
10(167)	Fourth Amendment to the CNG Nonemployee Directors' Fee Plan, dated November 30, 1999
10(168)	Fifth Amendment to the CNG Nonemployee Directors' Fee Plan, dated April 25, 2000
10(169)	Fourth Amendment to the CNG Nonemployee Directors' Fee Plan Trust Agreement, dated April 25, 2000
27	Financial Data Schedule

(b)       There were no reports filed under Form 8-K in the quarter ending June 30, 2000.

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTG RESOURCES, INC.
Date: August 11, 2000	By: S/ Andrew H. Johnson (Andrew H. Johnson) Treasurer and Chief Accounting Officer (On behalf of the registrant and as Chief Accounting Officer)